Form 10KSB
period 2003-12-31
STARSOFT INC
filed 2004-04-15
CIK 1082696

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-KSB
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2003

[ ]  Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

              Commission File Number: 0-50546
                       STARSOFT, INC.
  ----------------------------------------------------------
  (Name of Small Business Issuer as Specified in its charter)

        Nevada                               86-0914052
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

 6055 Nelson Avenue, Unit 2103
 Burnaby, B.C., Canada V5H 4L4              (604) 434-0766
--------------------------------      ------------------------------
(Address of principal executive       (Registrant's telephone number,
 offices and zip code)                    including area code)
                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]      No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant had no revenues for the fiscal year ended December 31, 2003.
At December 31, 2003, there were a total of 1,119,000 shares of common stock held by non-affiliates of registrant. These shares are currently listed in the Pink Sheets under the trading symbol STSG. As of December 31, 2003, the market value of the shares held by non-affiliates was $604,260. Registrant had a total of 2,120,000 shares of Common Stock outstanding at December 31, 2003.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form 10-SB/A Registration Statement, filed under CIK Number 00010826960 in February, 2004, on the SEC website at www.sec.gov.

Forward Looking Statements
--------------------------
In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional capital, if required, will be available on reasonable terms, if at all, at such times and in such amounts as we may need for continued business operations.

                             PART I
                             ======
Item 1. Business
----------------
General
-------
We were incorporated in the State of Nevada on May 4, 1998, under the name StarSoft, Inc. Our articles of incorporation authorize us to issue up to 100,000,000 shares of common stock at a par value of $0.001 per share. We were originally organized to engage in the business of software development for legalized
gambling.   We operated in this industry from May 4, 1998,  through
approximately October 31, 2000, when we ceased all operations due to lack of capital.

We are presently inactive and have not conducted any business since October 31, 2000. During November 2000, our directors determined that it was in the best interest of our shareholders that we should begin seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. We are considered a development stage company, and due to our status as a "shell" corporation, our principal business purpose is to locate and consummate a merger or acquisition with a private entity. No representation is made or intended that we will be able to carry out our proposed activities successfully or profitably.

We are voluntarily filing this annual report on Form 10-KSB
to make information concerning ourselves more readily available to the public. Our management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning our company. In addition, our management believes that this may make us more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing this registration statement, we are obligated to file with the United States Securities and Exchange Commission certain interim and periodic reports including an annual report containing audited financial statements. We intend to continue to voluntarily file these periodic reports under the Exchange Act even if our obligation to file such reports is suspended under applicable provisions of the Exchange Act.

Any potential target acquisition or merger candidate will become subject to the same reporting requirements as we are upon consummation of any such business combination. In the event that we successfully complete an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years, or in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of formation of the target acquisition or merger candidate.

We have not been party to bankruptcy, receivership or similar proceeding.

We   have   not   undergone  any  reclassification,   merger   or
consolidation, nor have we purchased or sold a significant amount of assets. We have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company and we have not identified any specific business or company for investigation and evaluation.

Business of Issuer - Principal Services and Principal Markets
-------------------------------------------------------------
Our business plan is to seek to acquire or merge with potential businesses that may, in our opinion, warrant our involvement. Our discretion is unrestricted, and we may participate in any business whatsoever that, in our opinion, may meet the business objectives we have addressed. Indeed, we may effectuate a business combination with another business outside the United States. We have not limited the scope of our search to a particular region. We do not intend to utilize any notices or advertisements in our search for business opportunities.

We   will   be  primarily  responsible  for  searching   for   an
appropriate merger or acquisition candidate. However, to the extent that our management may be aware of any potential business acquisition candidates, he or she will also refer these to the company. We recognize that as a result of our limited financial, managerial or other resources, the number of suitable potential businesses that may be available to us will be extremely limited. In seeking to attain our business objectives, we will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation and others. Our management may also seek to become involved with other development stage companies or companies that could be categorized as "financially troubled." At the present time, we have not chosen the particular area of business in which we propose to engage and have not conducted any market studies with respect to any business, property or industry.

The analysis of potential business endeavors will be undertaken by or under the supervision of our management, no member of which is a professional business analyst. Our management is comprised of individuals of varying business experiences, and they will rely on their own business judgment in formulating decisions as to the types of businesses that we may acquire or in which we may participate. It is quite possible that management will not have any business experience or expertise in the type of business engaged in by a company ultimately acquired.

Management   anticipates  that  the  selection  of  an   acquired
business will be complex and risky because of the competition for particular business opportunities among all segments of the financial community. The nature of our search for the acquisition of an acquired business requires maximum flexibility inasmuch as we will be required to consider various factors and divergent circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the possible lack of diversification among our acquisition may not permit us to offset potential losses from one venture against profits from another. We will have virtually unrestricted flexibility in identifying and
selecting   a  prospective  acquired  business.

Although we believe that locating and investigating specific business proposals will take at least several months, the time this process will take is difficult to predict. The time and costs required to select and evaluate an acquired business candidate, including conducting a due diligence review, and to structure and consummate the business combination, including negotiating relevant agreements and preparing requisite documents for filing following the provisions of applicable securities laws and state corporate laws, cannot presently be ascertained with any degree of certainty.

We believe that we will make contact with business prospects primarily through the efforts of our directors, officers and stockholders, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to these prospects, and undertake further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. Some acquired business candidates may be brought to our attention from various unaffiliated sources, including securities broker/dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation.

We have not selected any particular industry or any acquired business in which to commence our business combination efforts.

Competition
-----------
We will be an insignificant participant among the firms that engage in business combinations. There are many established venture capital groups and financial services firms that have significantly greater financial and personnel resources and technical expertise than we or our management have. In view of our limited financial resources and limited management availability, we will be at a significant competitive disadvantage.

Government Regulations
----------------------
We are not aware of any probable government regulations that we may be subject to after we complete a business combination. The use of assets to conduct a business, which we may own after completion of a business combination, could subject us to environmental, public health and safety, land use, trade or other governmental regulations and state or local taxation. In selecting a business as a business combination candidate, our directors and officers will endeavor to ascertain, to the extent of our limited resources, the effects of such government regulation of the prospective business. Under certain circumstances, however, such as the business combination effected with a new or start-up business, we may not be able to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the business combination with such business a higher risk.

Employees
---------
We presently have one part-time employee, Marvin Wosk, our President and Director. Mr. Wosk dedicates approximately 10 hours per month to our operations. Mr. Wosk is not represented by a collective bargaining agreement, and we believe that our relationship with him is good.

We expect to use attorneys and accountants, as necessary, to accomplish our goal of merging or acquiring a business candidate. Presently, our officer does not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision of whether or not to acquire or participate in a specific business opportunity. Although there is no current plan to hire employees on a full-time or part-time basis, some portion of working capital may be used to pay any part-time employees hired.

Item 2. Properties
        ----------
We  maintain  our  business address at 6055 Nelson  Avenue,  Unit
2103,  Burnaby, B.C., Canada V5H 4L4.  Our use of these offices  is
provided  to  us  at  no charge by our officer  and  director.   We
believe this space is currently sufficient for our limited business requirements and therefore do not intend to purchase or lease any additional office space. We do not own or control any material property.

Item 3. Legal Proceedings
        -----------------
We currently have no pending or threatened legal proceedings against us.


Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
There were no matters submitted for a vote to the security holders during the calendar year ended December 31, 2003.


                             PART II
                             =======

Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters
        ------------------------------------------------------------
Our common stock was cleared for trading on the Pink Sheets under the ticker symbol "STSG" on October 14, 1999. The following table sets forth the monthly high and low prices for our common stock on the Pink Sheets for each quarter within the last two fiscal years.

QUARTER ENDED                   HIGH            LOW
-------------------------------------------------------
December 31, 2003               0.570           0.503
September 30, 2003              0.503           0.500
June 30, 2003                   0.509           0.509
March 31, 2003                  0.512           0.509

December 31, 2002               0.000           0.000
September 30, 2002              0.000           0.000
June 30, 2002                   0.000           0.000
March 31, 2002                  0.000           0.000

Quotations of StarSoft's common stock reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

There are currently 2,120,000 shares of common stock issued and outstanding, of which 1,001,000 shares are restricted from resale and must be registered with the SEC under the Securities Act to become eligible for resale. The restricted shares are held as follows:

     Shareholder        Relationship to StarSoft        Restricted Shares
   ------------------------------------------------------------------------
     Marvin Wosk        President and Director          1,000,000

       Dan Torok        Former Director                 1,000

Holders
-------
As of November 24, 2003, we had 26 shareholders of record.

Dividends
---------
To date, we have not declared nor paid any dividends on our common stock and we do not have a formal dividend policy.
Reports to Security Holders

Annual Reports
--------------
We intend to deliver annual reports to security holders and the United States Securities and Exchange Commission on Form 10-KSB in accordance with the provisions of Section 12 of the Securities Exchange Act of 1934, as amended. Such annual reports will include audited financial statements.

Periodic Reports with the SEC
-----------------------------
We will file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

Availability of Filings
-----------------------
You may read and copy any materials StarSoft files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation
        ------------------------------------------------------------
Plan Of Operation
-----------------
Our  business plan is to seek to acquire or merge with  potential
businesses that may, in our opinion, warrant our involvement.   Our
discretion is unrestricted, and we may participate in any business whatsoever that, in our opinion, may meet the business objectives
we   have   addressed.   Indeed,  we  may  effectuate  a   business
combination  with another business outside the United  States.   We
have not limited the scope of our search to a particular region. We do not intend to utilize any notices or advertisements in our search for business opportunities.

We   will   be  primarily  responsible  for  searching   for   an
appropriate merger or acquisition candidate. However, to the extent that our existing stockholders are aware of any potential business acquisition candidates, they are obligated to refer these candidates to us. We recognize that as a result of our limited financial, managerial or other resources, the number of suitable potential businesses that may be available to us will be extremely limited. Our principal business objective will be to seek long-term growth potential in the business in which we participate rather than immediate, short-term earnings. In seeking to attain our business objectives, we will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation, and others. Management may also seek to become involved with other development stage companies or companies that could be categorized as "financially troubled." At the present time, we have not chosen the particular area of business in which we propose to engage and have not conducted any market studies with respect to any business, property or industry.

Although we believe that locating and investigating specific business proposals will take at least several months, the time this process will take is difficult to predict. The time and costs required to select and evaluate an acquired business candidate (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing following the provisions of applicable securities laws and state corporate laws) cannot presently be ascertained with any degree of certainty.

We believe that we will make contact with business prospects primarily through the efforts of our directors, officers and stockholders, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to these prospects, and undertake further reasonable investigation as management deems appropriate, to the extent of its limited financial resources. Some acquired business candidates may be brought to our attention from various unaffiliated sources, including securities broker/dealers, investment bankers, venture capitalists, bankers, other members of the financial community, and affiliated sources. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder's fee or other compensation.

We have not selected any particular industry or any acquired business in which to our business combination efforts.

We expect to use attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision of whether or not to acquire or participate in a specific business opportunity. Although there is no current plan to hire employees on a full-time or part-time basis, some portion of working capital may be used to pay any part-time employees hired.

Until an active business is commenced or acquired, we will have no employees or day-to-day operations. We are unable to make any estimate as to the future number of employees which may be necessary, if any, to work for the company though we doubt any employees will be hired at any time before a combination. If an existing business is acquired, it is possible that its existing staff would be hired by us. At the present time, it is our intention to meet or be in telephone contact at least once a week and more frequently, if needed, to review business opportunities, evaluate potential acquisitions and otherwise operate the affairs of the company. Except for reimbursement of reasonable expenses incurred on behalf of the company, management will not be compensated for these services rendered on behalf of the company.

Our   management   believes  that  current  cash   on   hand   is
insufficient to meet our present and expected capital requirements. Our management currently anticipates the need for additional capital. Mr. Wosk, our sole officer and director, has informally committed to assist us in paying for any fees or expenses we incur that are above our financial resources. However, we cannot assure you that Mr. Wosk will continue to have the necessary cash resources to provide us with sufficient capital to stay in business. We do not intend to raise additional funds by issuing equity or debt instruments or other securities that may be convertible into equity securities, of which there are no agreements or arrangements to do so.

We   do  not  anticipate  purchasing  or  selling  any  plant  or significant equipment during the next 12 months.

We do not believe that there will be significant research and development expenses during the next 12 months.

We do not expect any material significant changes in the number of employees.

Results of Operations
---------------------
Results of operations for the years ended December 31, 2003 or 2002.

We did not have any revenues for the years ended December 31, 2003 or 2002.

We incurred general opearating expenses of $252 for the year ended December 31, 2003, as compared to $345 for the year ended December 31, 2002.

Our net loss for the year ended December 31, 2003 was $252, as compared to a net loss of $341 for the year ended December 31, 2002. Both of these losses represented the expenses incurred during each year.

Liquidity and Capital Resources
-------------------------------
Our total cash in the bank was $90 at December 31, 2003, as compared to $92 at December 31, 2002.

We had a net cash outflow of $252 for operating activities during year ended December 31, 2003, as compared to a net cash outflow of $345 for operating activities during the year ended December 31, 2002.

We currently do not have sufficient resources to cover our cash needs in the next 12 months for expenses to be incurred in connection with preparing and filing of periodic and annual reports under the Securities and Exchange Act of 1934, as amended, which is estimated at approximately $5,000. Presently, Mr. Wosk intends to loan us cash to cover our operating expenses. There are no specific repayment terms for any such loan. We will continue to rely on Mr. Wosk to support our cash needs for the next twelve months; however, there are no formal or informal agreements for Mr. Wosk to continue to loan us capital. To the extent that Mr. Wosk stops paying our expenses, and that we are unable to generate sufficient revenues and cash flows to pay for our expenses, we may be forced to seek alternative sources of funding. There are no assurances that additional financing will be available, or if available, will be on terms acceptable to us. If adequate funding is not available, we may not be able to continue as a going concern.

In the event we are unable to generate revenues sufficient for operations, we may need to consider raising additional funds through loans or the sale of additional equity securities for use in our day-to-day operations. Currently, no such loans or equity sales are planned.

Our auditors have expressed the opinion that in our current state, there is substantial doubt about our ability to continue as a going concern; however, they also advised that the going concern opinion is expected to be alleviated once we have an established business, have accomplished predictable levels of expenditure and have attained the financing or income to support those expenditures for a period in excess of one year.


Item 7. Financial Statements.
        --------------------
Following are our audited financial statements for the year ended
December 31, 2003.

                         STARSOFT INC.
              (A Development Stage Enterprise)





                   FINANCIAL STATEMENTS
                (Expressed in U.S. Dollars)






                 December 31, 2003 and 2002

CLYDE BAILEY P.C.
--------------------------------------------------------------------------
                                               Certified Public Accountant
                                                  10924 Vance Jackson #404
                                                  San Antonio, Texas 78230
                                                      (210) 699-1287(ofc.)
                                     (888) 699-1287 * (210) 691-2911 (fax)

                                                                   Member:
                                               American Institute of CPA's
                                                    Texas Society of CPA's

Board of Directors
StarSoft, Inc.

                   INDEPENDENT AUDITOR'S REPORT

I have audited the accompanying balance sheets of StarSoft, Inc. (Company), a development stage enterprise, as of December 31, 2003 and 2002 and the related statement of operations, statement of stockholders' equity, and the statement of cash flows from May 4, 1998 (Inception) to December 31, 2003, for the period ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and the results of its operations and its cash flows for the periods ended December 31, 2003 and 2002 and from May 4, 1998 (Inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ Clyde Bailey
-------------------
Clyde Bailey P.C.
San Antonio, Texas
March 25, 2004

                               F-1

                               12

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                           Balance Sheet
                                                     -------------------------
                                                              As of
                                                     December 31, December 31,
                                                        2003        2002
                                                     -------------------------
                            A S S E T S
                            -----------

Current Assets
  Total Current Assets                                    $90        $92
                                                     ----------  -------------
  Total Assets                                            $90        $92
                                                     ==========  =============
                       L I A B I L I T I E S
                       ---------------------

Current Liabilities
  Loans Payable                                         1,350        1,100
                                                     ----------  -------------
    Total Current Liabilities                           1,350        1,100
                                                     ----------  -------------
    Total Liabilities                                   1,350        1,100
                                                     ----------  -------------

               S T O C K H O L D E R S'  E Q U I T Y
               -------------------------------------

Common Stock                                            2,120        2,120
  100,000,000 authorized shares, par value
  $.001, 2,120,000 shares issued and outstanding

Additional Paid-in-Capital                             68,880       68,880
Accumulated Deficit                                   (72,260)     (72,008)
                                                     ----------  -------------
    Total Stockholders' Equity                         (1,260)      (1,008)
                                                     ----------  -------------
    Total  Liabilities and  Stockholders' Equity          $90          $92
                                                     ==========  =============








          See accompanying notes to Financial Statements

                                 F-2


                                 13




                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                      Statement of Operations

                        -----------------------------------------------------------
                             For the Period Ended             From Inception to
                        December 31, 2003  December 31, 2002    December 31, 2003
                        -----------------------------------------------------------

Revenues
  Revenues               $-                 $-                    $-
                        -----------------------------------------------------------
    Total Revenues        -                  -                     -

Expenses:
  General and
  Administrative         252                345                72,275
                        -----------------------------------------------------------
    Total Expenses       252                345               72,275
                        -----------------------------------------------------------
Net loss from
Operations              (252)              (345)              (72,275)

Other Income and
Expenses:
Interest Income            -                  4                    15
                        ----------------------------------------------------------
Net Income Before
Taxes                   (252)              (341)              (72,260)

Provision for Income Taxes:
  Income Tax Benefit       -                  -                     -
    Net Income (Loss)  $(242)             $(341)             $(72,260)
                        ==========================================================

Basic and Diluted
Earnings Per
Common Share          $(0.000)           $(0.000)              $(0.03)
                      ============================================================

Weighted Average
number of Common
Shares used in per
share calculations    2,120,000          2,120,000             2,120,000
                      ===========================================================



         See accompanying notes to Financial Statements

                                F-3

                                 14




                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                 Statement of Stockholders' Equity
                      As of December 31, 2003


                                $0.001      Paid-In    Accumulated   Stockholders'
                   Shares      Par Value    Capital    Deficit       Equity
                   ----------------------------------------------------------------

Balance,
May 4, 1998           -         $-          $-         $-             $-
Stock Issued     1,000,000      1,000       9,000                    10,000
Net Income (Loss)                                    (10,000)       (10,000)
                 -----------------------------------------------------------------

Balance December
31, 1998         1,000,000      1,000       9,000    (10,000)             -
Stock Issued-
504              1,220,000      1,220      59,780                    61,000
Net Income (Loss)                                    (61,046)       (61,046)
                 -----------------------------------------------------------------
Balance December
31, 1999         2,220,000      2,220      68,780    (71,046)           (46)

Stock Cancelled,
October 24, 2000  (100,000)      (100)        100
Net Income (Loss)                                       (454)          (454)
                 -----------------------------------------------------------------
Balance December
31, 2000         2,120,000      2,120      68,880    (71,500)          (500)
Net Income (Loss)                                       (167)          (167)
                 -----------------------------------------------------------------
Balance December
31, 2001         2,120,000      2,120      68,880    (71,667)          (667)
Net Income (Loss)                                       (341)          (341)
                 -----------------------------------------------------------------
Balance December
31, 2002         2,120,000     $2,120     $68,880   $(72,008)       $(1,008)
Net Income (Loss)                                       (252)          (252)
                 -----------------------------------------------------------------
Balance December
31, 2003         2,120,000     $2,120     $68,880   $(72,260)       $(1,260)
                 =================================================================


          See accompanying notes to Financial Statements
                                 F-4


                                  15








                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                      Statement of Cash Flows

                                       ------------------------------------------
                                       For the Period Ended    From Inception to
                                        Dec 31,     Dec 31,      December 31,
                                         2003        2002           2003
                                       ------------------------------------------

Cash Flows from Operating Activities:
  Net Income (Loss)                      $(252)      $(341)       $(72,260)
  Increase in Loans Payable                250         400           1,350
  Issuance of Common Stock for Expenses                             10,000
                                         -----------------------------------
Net Cash Provided from Operating
Activities                                  (2)         59         (60,910)

Cash Flows from Investing Activities:
  Other Assets                               -           -               -
Net Cash Used in Investing Activities        -           -               -

Cash Flows from Financing Activities:
  Proceeds from the Issuance
  of Common Stock                            -           -          61,000
                                          ----------------------------------
Net Cash Provided from Financing Activities  -           -          61,000

Net Increase in Cash                        (2)         59              90

Cash Balance, Begin Period                 $92          33               -
Cash Balance, End Period                   $90         $92             $90

Supplemental Disclosures:
  Cash Paid for interest                   $-          $-              $-
  Cash Paid for income taxes               $-          $-              $-


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

 At inception, the Company issued 1,000,000 shares of common stock to its offerings and directors for services performed and payments made on the Company's behalf during its formation. This transaction was valued at $0.01 per share or an aggregate amount of $10,000.

          See accompanying notes to Financial Statements

                                 F-5

                          StarSoft, Inc.
                   Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
StarSoft, Inc. ("the Company") was incorporated under the laws of the State of Nevada on May 4, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,120,000 shares issued and outstanding as of September 30, 2003. The Company operated from May 4, 1998 through approximately October 31, 2000 developing and marketing computer software. The Company had also planned to offer consulting services for software developers but that aspect of the Company's business never materialized. Since October 31, 2000, the Company has ceased operations and is in the development stage. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

Federal Income Tax
------------------
The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. The Company accounts for income taxes pursuant to the provisions of the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure on contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting. Revenues are recognized when earned and expenses when incurred. Fixed assets are stated at cost. Depreciation and amortization using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Earnings per Common Share
-------------------------
The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilative effect on diluted earnings per share are excluded from the calculation.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid debt instruments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of checking accounts and money market funds.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and payable, accrued and other current liabilities and current maturities of long-term debt approximate fair value due to their short maturity.

Recent Accounting Pronouncements
--------------------------------
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including
Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), that clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Interpretation No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of Interpretation No. 46 are applicable no later than July 1, 2003. Interpretation No. 46 did not have an effect on the financial statements. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.
In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities",
SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149, and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - COMMON STOCK

At Inception on May 4, 1998, a total of 1,000,000 shares of stock were issued to the Company's officers and directors for services performed and payments made on the Company's behalf during its formation. This transaction was valued at $.01 per share or an aggregate amount of $10,000.

On March 15, 1999, to provide initial working capital, the Company completed a Regulation "D", Rule 504 offering of an aggregate of 1,220,000 shares of common stock at $.05 per share. These sales generated $61,000 in proceeds to the Company which were primarily used to pay operating expenses.

On October 24, 2000, after unsuccessfully trying to locate Vespa Trading, a shareholder, to deliver their shares purchased in the Company's Regulation "D", Rule 504 offering, 100,000 shares were cancelled and returned to the treasury.

NOTE 3 - RELATED PARTIES

Daniel Torok, an officer and director of the Company, is owed $1,100 for loans that he has made to the Company of which there are no specific repayment terms.

NOTE 4 - INCOME TAXES

Deferred  income  taxes arise from temporary differences  resulting
from   the  Company's  subsidiary  utilizing  the  cash  basis   of
accounting for tax purposes and the accrual basis for financial reporting purposes. Deferred taxes are classified as current or non-
current,  depending  on  the  classification  of  the  assets   and
liabilities to which they relate. Deferred taxes arising from timing differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the timing differences are expected to reverse. The
Company's  previous  principal  temporary  differences  relate   to
revenue and expenses accrued for financial purposes, which are not taxable for financial reporting purposes. The Company's material temporary differences consist of bad debt expense recorded in the financial statements that is not deductible for tax purposes and differences in the depreciation expense calculated for financial statement purposes and tax purposes.

NOTE 5 - SUBSEQUENT EVENTS

There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
        ------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures. DeVisser and Gray have been our only accounting firm since inception.

Item 8a. Accounting Controls and Procedures
         ----------------------------------
Accounting Policies
-------------------
The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading.
The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and approrpirate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Conflicts of interest with Management
-------------------------------------
A conflict of interest may arise between our management's personal financial benefit and management's fiduciary duty to you, the investor. You should note that our management wields substantial control. Further, management's interest in their own financial benefit may at some point compromise their fiduciary duty to you. Our directors and officers are or may become, in their individual capacities, an officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. In addition, our directors and officers are engaged in business activities outside of StarSoft, and the amount of time they will devote to our business will only be about 10-20 hours each month. There exist potential conflicts of interest including allocation of time between us and these other business entities. We will not purchase the assets of any company which is beneficially owned by any of our officers, directors, affiliates or associates.

                        PART III
                        ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         ----------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name          Age     Position(s)
----          ---     -----------
Marvin Wosk    73      President, CEO, Treasurer, CFO, Secretary
                       and Director

(1) Directors hold office for one year or until a successor or successors are elected and appointed.

Background Information
----------------------
MARVIN   S.  WOSK  has  been  President,  CEO,  Treasurer,   CFO,
Secretary and a Director of StarSoft since October 9, 2003. From January 1997 to present he has been developing a gaming joint venture with the British Columbia government. From September 1998 to March 2000 he was an officer and a director of Sound Designs, Inc., a Nevada corporation that is traded publicly on the Over-the-Counter Bulletin Board. Sound Designs was in the business of importing and distributing audio visual equipment as well as designing and installing custom audio and visual systems into residential and/or commercial locations.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To the best of our knowledge, during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
At this time, we have not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer.
We expect to adopt a formal Code of Ethics sometime during the current year. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Executive Officer and/or Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10.  Executive Compensation
          ----------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

-----------------------------------------------------------------
                  SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------
                        Annual Compensation     Long-Term Comp.
                                       Other    Awards    Payouts
Name and                               Annual
Position(s)       Year  Salary  Bonus  Comp.
-----------------------------------------------------------------
Marvin Wosk       2003    0       0      0         0        0
President, CEO,
Treasurer, CFO,
Secretary and
Director
-----------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, it may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees

ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management
         ---------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this registration statement, there were 1,800,000 shares of our Common Stock issued and outstanding.

Name and Address         Amount and Nature of
 of Beneficial                Beneficial            Percent of
   Owner (1)                 Ownership (2)            Class
----------------        ---------------------       ----------
Marvin Wosk                1,000,000                 47.17%
----------------
All Officers and
Directors as a Group (1)   1,000,000                 47.17%

                                 23
(1) The address of officers and directors in the table is c/o StarSoft, Inc., 6055 Nelson Avenue, Unit 2103, Burnaby, B.C., Canada V5H 4L4.

(2) The persons named above, who are the only officers, directors and principal shareholders of StarSoft, may be deemed to be our "parents" and "promoters," within the meaning of such terms under the Securities Act of 1933, by virtue of their direct holdings in our company. These persons are the only "promoters" of StarSoft. In general, a person is considered a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------
We are currently using the home of our sole officer and director to conduct our business operations on a rent-free basis. There is no written lease agreement or other material terms or arrangements relating to our agreement with Mr. Wosk to use his home. We do not have any other related transactions and have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB/A Registration Statement, filed under
CIK Number 0001082696 on February 5, 2004, on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification
  99.2          Sec. 906 Certification

(b) There were no reports on Form 8-K filed for the year ended December 31, 2003.

                             24

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                StarSoft, Inc., Registrant

Date:  April 14, 2004        	  By:/s/ Marvin Wosk, President,
                                CEO, Treasurer, CFO, Secretary
                                and Director













































                                     25