Form 10KSB/A
period 2003-12-31
STARSOFT INC
filed 2004-04-19
CIK 1082696

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                    FORM 10-KSB/A
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended December 31, 2003

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

                                1

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

We are voluntarily filing this annual report on Form 10-KSB
to make information concerning ourselves more readily available to the public. Our management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning our company. In addition, our management believes that this may make us more attractive to an operating business opportunity as a

                                 2
potential business combination candidate. As a result of filing this registration statement, we are obligated to file with the United States Securities and Exchange Commission certain interim and periodic reports including an annual report containing audited financial statements. We intend to continue to voluntarily file these periodic reports under the Exchange Act even if our obligation to file such reports is suspended under applicable provisions of the Exchange Act.

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

We   will   be  primarily  responsible  for  searching   for   an
appropriate merger or acquisition candidate. However, to the extent that our management may be aware of any potential business acquisition candidates, he or she will also refer these to the company. We recognize that as a result of our limited financial, managerial or other resources, the number of suitable potential businesses that may be available to us will be extremely limited. In seeking to attain our business objectives, we will not restrict our search to any particular industry. Rather, we may investigate businesses of essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation and others. Our management may also seek to become

                              3
involved with other development stage companies or companies that could be categorized as "financially troubled." At the present time, we have not chosen the particular area of business in which we propose to engage and have not conducted any market studies with respect to any business, property or industry.

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

                             4
We have not selected any particular industry or any acquired business in which to commence our business combination efforts.

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

Item 2. Properties
        ----------
We  maintain  our  business address at 6055 Nelson  Avenue,  Unit
2103,  Burnaby, B.C., Canada V5H 4L4.  Our use of these offices  is

                                  5
provided to us at no charge by our officer and director. We believe this space is currently sufficient for our limited business requirements and therefore do not intend to purchase or lease any additional office space. We do not own or control any material property.

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

There are currently 2,120,000 shares of common stock issued and outstanding, of which 1,001,000 shares are restricted from resale and must be registered with the SEC under the Securities Act to become eligible for resale. The restricted shares are held as follows:


                                 6

Shareholder        Relationship to StarSoft        Restricted Shares
   -----------------------------------------------------------------
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

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation
        ------------------------------------------------------------
Plan Of Operation
-----------------
Our  business plan is to seek to acquire or merge with  potential
businesses that may, in our opinion, warrant our involvement.   Our
discretion is unrestricted, and we may participate in any business whatsoever that, in our opinion, may meet the business objectives
we   have   addressed.   Indeed,  we  may  effectuate  a   business
combination  with another business outside the United  States.   We
have not limited the scope of our search to a particular region. We do not intend to utilize any notices or advertisements in our search for business opportunities.
                                       7
We   will   be  primarily  responsible  for  searching   for   an
appropriate  merger  or  acquisition candidate.   However,  to  the
extent that our existing stockholders are aware of any potential business acquisition candidates, they are obligated to refer these candidates to us. We recognize that as a result of our limited financial, managerial or other resources, the number of suitable potential businesses that may be available to us will be extremely
limited.   Our principal business objective will be to  seek  long-
term growth potential in the business in which we participate rather than immediate, short-term earnings. In seeking to attain our business objectives, we will not restrict our search to any
particular  industry.   Rather, we may  investigate  businesses  of
essentially any kind or nature, including but not limited to finance, high technology, manufacturing, service, research and development, communications, insurance, brokerage, transportation, and others. Management may also seek to become involved with other development stage companies or companies that could be categorized as "financially troubled." At the present time, we have not chosen the particular area of business in which we propose to engage and have not conducted any market studies with respect to any business, property or industry.

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

We expect to use attorneys and accountants as necessary, and do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection

                                8
with the decision of whether or not to acquire or participate in a specific business opportunity. Although there is no current plan to hire employees on a full-time or part-time basis, some portion of working capital may be used to pay any part-time employees hired.

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

                              9
Both of these losses represented the expenses incurred during each year.

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







                                10












                         STARSOFT INC.
              (A Development Stage Enterprise)





                   FINANCIAL STATEMENTS
                (Expressed in U.S. Dollars)






                 December 31, 2003 and 2002

























                                     11



CLYDE BAILEY P.C.
---------------------------------------------------------------------
                                  Certified Public Accountant
                                  10924 Vance Jackson #404
                                  San Antonio, Texas 78230
                                  (210) 699-1287(ofc.)
                                  (888) 699-1287 * (210) 691-2911 (fax)

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

/s/ Clyde Bailey
-------------------
Clyde Bailey P.C.
San Antonio, Texas
March 25, 2004
                                   12
                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                           Balance Sheet
                                        -------------------------
                                          As of
                                       December 31, December 31,
                                          2003        2002
                                        -------------------------
                            A S S E T S
                            -----------

Current Assets
  Total Current Assets                      $90        $92
                                      ----------  -------------
  Total Assets                              $90        $92
                                      ==========  =============
                       L I A B I L I T I E S
                       ---------------------

Current Liabilities
le                                        1,350        1,100
                                      ----------  -------------
    Total Current Liabilities             1,350        1,100
                                     ----------  -------------
    Total Liabilities                     1,350        1,100
                                     ----------  -------------

               S T O C K H O L D E R S'  E Q U I T Y
               -------------------------------------

Common Stock                              2,120        2,120
  100,000,000 authorized shares, par value
  $.001, 2,120,000 shares issued and outstanding

Additional Paid-in-Capital               68,880       68,880
Accumulated Deficit                     (72,260)     (72,008)
                                     ----------  -------------
    Total Stockholders' Equity           (1,260)      (1,008)
                                     ----------  -------------
    Total  Liabilities and
    Stockholders' Equity                    $90          $92
                                     ==========  =============








          See accompanying notes to Financial Statements

                                 F-2


                                 13




                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                      Statement of Operations

            -----------------------------------------------------------
                     For the Period Ended             From Inception
              December 31, 2003  December 31, 2002    December 31, 2003
            -----------------------------------------------------------
Revenues
  Revenues        $-                 $-                    $-
              ---------------------------------------------------------
Total Revenues     -                  -                     -

Expenses:
  General and
  Administrative     252                345                72,275
            -----------------------------------------------------------
Total Expenses       252                345               72,275
            -----------------------------------------------------------
Net loss from
Operations          (252)              (345)              (72,275)

Other Income and
Expenses:
Interest Income        -                  4                    15
             ----------------------------------------------------------
Net Income Before
Taxes               (252)              (341)              (72,260)

Provision for Income Taxes:
Income Tax Benefit    -                  -                     -
Net Income (Loss)  $(242)             $(341)             $(72,260)
             ==========================================================

Basic and Diluted
Earnings Per
Common Share     $(0.000)           $(0.000)              $(0.03)
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
            ===========================================================


         See accompanying notes to Financial Statements

                                F-3

                                 14
                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                 Statement of Stockholders' Equity
                      As of December 31, 2003

                          $0.001    Paid-In  Accumulated  Stockholders'
               Shares    Par Value  Capital    Deficit       Equity
       ----------------------------------------------------------------
Balance,
May 4, 1998      -       $   -       $  -     $    -         $   -
Stock Issued  1,000,000    1,000       9,000                    10,000
Net Income (Loss)                               (10,000)       (10,000)
      -----------------------------------------------------------------
Balance December
31, 1998     1,000,000     1,000       9,000    (10,000)             -
Stock Issued-
504          1,220,000     1,220      59,780                    61,000
Net Income (Loss)                               (61,046)       (61,046)
      -----------------------------------------------------------------
Balance December
31, 1999     2,220,000     2,220      68,780    (71,046)           (46)

Stock
Cancelled,
October
24, 2000     (100,000)      (100)        100
Net Income (Loss)                                 (454)          (454)
       -----------------------------------------------------------------
Balance December
31, 2000    2,120,000      2,120      68,880    (71,500)         (500)
Net Income (Loss)                                  (167)         (167)
       -----------------------------------------------------------------
Balance December
31, 2001    2,120,000      2,120      68,880    (71,667)         (667)
Net Income (Loss)                                  (341)         (341)
        ----------------------------------------------------------------
Balance December
31, 2002    2,120,000     $2,120     $68,880   $(72,008)      $(1,008)
Net Income (Loss)                                  (252)         (252)
        ----------------------------------------------------------------
Balance December
31, 2003    2,120,000     $2,120     $68,880   $(72,260)      $(1,260)
       =================================================================


          See accompanying notes to Financial Statements
                                 F-4


                                  15








                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                      Statement of Cash Flows

                                   ------------------------------------------
                                    For the Period Ended    From Inception to
                                      Dec 31,     Dec 31,      December 31,
                                        2003        2002          2003
                                   ------------------------------------------
Cash Flows from Operating Activities:
  Net Income (Loss)                      $(252)      $(341)      $(72,260)
  Increase in Loans Payable                250         400          1,350
  Issuance of Common Stock for Expenses                            10,000
                                         -----------------------------------
Net Cash Provided from Operating
Activities                                  (2)         59        (60,910)

Cash Flows from Investing Activities:
  Other Assets                               -           -           -
Net Cash Used in Investing Activities        -           -           -

Cash Flows from Financing Activities:
  Proceeds from the Issuance
  of Common Stock                            -           -         61,000
                                          ---------------------------------
Net Cash Provided from Financing Activities  -           -         61,000

Net Increase in Cash                        (2)         59             90

Cash Balance, Begin Period                 $92          33             -
Cash Balance, End Period                   $90         $92            $90

Supplemental Disclosures:
  Cash Paid for interest                   $-          $-             $-
  Cash Paid for income taxes               $-          $-             $-


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

Recent Accounting Pronouncements
--------------------------------
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45").Interpretation No. 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. Interpretation No. 45 did not have an effect on the financial statements.

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

Item 8. Disagreements with Accountants on Accounting and
        Financial Disclosures
        ------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures. Clyde Bailey, P.C. has been our only accounting firm since inception.

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