Form 10QSB
period 2004-03-31
STARSOFT INC
filed 2004-05-14
CIK 1082696

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 2004

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                Commission File Number: 0-50546

                      STARSOFT, INC.
      ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)


        Nevada                                     86-0914052
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

6055 Nelson Avenue, Unit 2103
 Burnaby, B.C., Canada V5H 4L4              (604) 434-0766
-------------------------------        -----------------------------
(Address of principal executive       (Registrant's telephone number,
 offices)                              including area code)


                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

We had a total of 2,120,000 shares of common stock issued and outstanding at March 31, 2004. Our common stock is listed for trading on the pink sheets under the trading symbol "STSG".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three Months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                           Balance Sheet
                             Unaudited
                                                  March 31, 2004
                                                  --------------
A S S E T S
-----------
Current Assets
--------------
 Cash                                                 $   1,482
                                                      ---------
  Total Current Assets                                $   1,482
                                                     ----------
  Total Assets                                        $   1,482
                                                     ==========

L I A B I L I T I E S
---------------------
Current Liabilities
 Due from Officer                                         5,350
                                                     ----------
 Total Current Liabilities                                5,350
                                                     ----------
    Total Liabilities                                     5,350
                                                     ----------
S T O C K H O L D E R S'  E Q U I T Y
------------------------------------
Common Stock                                              2,120
  100,000,000 authorized shares, par value
  $.001, 2,120,000 shares issued and outstanding

Additional Paid-in-Capital                               68,880
Accumulated Deficit                                     (74,868)
                                                     ----------
    Total Stockholders' Equity                           (3,868)
                                                     ----------
    Total  Liabilities and  Stockholders' Equity     $    1,482
                                                     ==========







          See accompanying notes to Financial Statements

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                      Statement of Operations
                            Unaudited

                        ----------------------------------------------
                          For three months         From Inception to
                          ending March 31           March 31, 2004
                          2004       2003
                        ----------------------------------------------

Revenues
  Revenues               $-          $-               $-
                        ---------------------------------------------
    Total Revenues        -           -                -

Expenses:
  General and
  Administrative          2,608          45            74,883
                        ---------------------------------------------
    Total Expenses        2,608          45            74,883
                        ---------------------------------------------
Net loss from
Operations               (2,608)        (45)          (74,883)

Other Income and
Expenses:
Interest Income            -          -                    15
                        ---------------------------------------------
Net Income Before
Taxes                    (2,608)        (45)          (74,883)

Provision for Income Taxes:
  Income Tax Benefit       -           -                   -
    Net Income (Loss)   $(2,608)      $ (45)         $(74,868)
                        =============================================

Basic and Diluted
Earnings Per
Common Share            $(0.001)      $(0.000)       $(0.035)
                        =============================================

Weighted Average
number of Common
Shares used in per
share calculations      2,120,000     2,120,000      2,120,000
                        =============================================


         See accompanying notes to Financial Statements

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                 Statement of Stockholders' Equity
                       As of March 31, 2004

                           0.001  Paid-In Accumulated  Stockholders'
                   Shares  Par    Capital    Deficit      Equity
                           Value
                   ------------------------------------------------

Balance,
May 4, 1998           -    $-     $-        $-           $-
Stock Issued     1,000,000 1,000   9,000                  10,000
Net Income (Loss)                           (10,000)     (10,000)
                 -------------------------------------------------
Balance December
31, 1998         1,000,000 1,000   9,000    (10,000)         -
Stock Issued-
504              1,220,000 1,220  59,780                  61,000
Net Income (Loss)                           (61,046)     (61,046)
                 -------------------------------------------------
Balance December
31, 1999         2,220,000 2,220  68,780    (71,046)         (46)

Stock Cancelled,
October 24, 2000  (100,000) (100)    100
Net Income (Loss)                             (454)         (454)
                 -------------------------------------------------
Balance December
31, 2000         2,120,000 2,120  68,880   (71,500)        (500)
Net Income (Loss)                             (167)        (167)
                 -------------------------------------------------
Balance December
31, 2001         2,120,000 2,120  68,880   (71,667)        (667)
Net Income (Loss)                             (341)        (341)
                 -------------------------------------------------
Balance December
31, 2002         2,120,000 2,120  68,880   (72,008)      (1,008)
Net Income (Loss)                             (252)        (252)
                 -------------------------------------------------
Balance December
31, 2003         2,120,000 2,120  68,880   (72,260)      (1,260)
Net Income (Loss)                           (2,608)      (2,608)
                 -------------------------------------------------
Balance
March 31, 2004   2,120,000 2,120  68,880   (74,868)      (3,868)
                 =================================================


          See accompanying notes to Financial Statements

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                      Statement of Cash Flows

                        ----------------------------------------------
                          For three months         From Inception to
                          ending March 31           March 31, 2004
                          2004       2003
                        ----------------------------------------------
Cash Flows from Operating Activities:
  Net Income (Loss)       $2,608   $  (45)            $(74,868)
  Increase in Loans
   Payable                 4,000        -                5,350
  Issuance of Common
   Stock for Expenses          -        -               10,000
                          ------------------------------------
Net Cash Provided from
Operating Activities:     $1,392      (45)             (59,518)
                          ------------------------------------

Cash Flows from Investing Activities:
  Other Assets              -           -                  -
Net Cash Used in
Investing Activities        -           -                  -
                         -------------------------------------
Cash Flows from Financing Activities:
  Proceeds from the Issuance
  of Common Stock           -           -               61,000
                         -------------------------------------
Net Cash Provided from
Financing Activities        -           -               61,000
                         -------------------------------------
Net Increase in Cash      1,392       (45)               1,482
                         -------------------------------------
Cash Balance, Begin Period   90        92                  -
                         -------------------------------------
Cash Balance, End Period  1,482        47                1,482
                         =====================================
Supplemental Disclosures:
Cash Paid for interest   $  -        $  -              $   -
Cash Paid for income taxes  -           -                  -

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

 At inception, the Company issued 1,000,000 shares of common stock to its officers and directors for services performed and payments made on the Company's behalf during its formation. This transaction was valued at $0.01 per share or an aggregate amount of $10,000.

          See accompanying notes to Financial Statements

                          StarSoft, Inc.
                   Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
StarSoft, Inc. ("the Company") was incorporated under the laws of the State of Nevada on May 4, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,120,000 shares issued and outstanding as of March 31, 2004. The Company operated from May 4, 1998 through approximately October 31, 2000 developing and marketing computer software. The Company had also planned to offer consulting services for software developers but that aspect of the Company's business never materialized. Since October 31, 2000, the Company has ceased operations and is in the development stage. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Basis of Presentation
---------------------
The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2004. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-KSB.
Development Stage Enterprise
----------------------------
The Company is a development stage enterprise, as defined in Financial Accounting Standards Board No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principal operations have not commenced, and, accordingly, no revenue has been derived during the organizational period.

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

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid