Form 10QSB
period 2004-06-30
STARSOFT INC
filed 2004-08-11
CIK 1082696

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended June 30, 2004

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

We had a total of 2,120,000 shares of common stock issued and outstanding at June 30, 2004. Our common stock is listed for trading on the pink sheets under the trading symbol "STSG".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three Months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                           Balance Sheet
                             Unaudited
                                                  June 30, 2004
                                                  --------------
A S S E T S
-----------
Current Assets
--------------
 Cash                                                 $   1,153
                                                      ---------
  Total Current Assets                                $   1,153
                                                     ----------
  Total Assets                                        $   1,153
                                                     ==========

L I A B I L I T I E S
---------------------
Current Liabilities
 Due from Officer                                         5,350
                                                     ----------
 Total Current Liabilities                                5,350
                                                     ----------
    Total Liabilities                                     5,350
                                                     ----------
S T O C K H O L D E R S'  E Q U I T Y
------------------------------------
Common Stock                                              2,120
  100,000,000 authorized shares, par value
  $.001, 2,120,000 shares issued and outstanding

Additional Paid-in-Capital                               68,880
Accumulated Deficit                                     (75,197)
                                                     ----------
    Total Stockholders' Equity                           (4,197)
                                                     ----------
    Total  Liabilities and  Stockholders' Equity     $    1,153
                                                     ==========





          See accompanying notes to Financial Statements

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                      Statement of Operations
                            Unaudited

                        ------------------------------------------------------
                          For three months  For the six months  From Inception
                           ended June 30     ended June 30       to June 30
                          2004       2003    2004       2003        2004
                        ------------------------------------------------------

Revenues
  Revenues               $    -     $    -   $    -    $    -      $      -
                        ------------------------------------------------------
    Total Revenues            -          -        -         -             -

Expenses:
  General and
  Administrative            329         45     2,937        90        75,212
                        ------------------------------------------------------
    Total Expenses         (329)       (45)   (2,937)      (90)      (75,212)
                        ------------------------------------------------------
Net loss from
Operations                 (329)       (45)   (2,937)      (90)      (75,212)

Other Income and
Expenses:
Interest Income              -           -        -          -            15
                        ------------------------------------------------------
Net Income Before
Taxes                      (329)       (45)   (2,937)      (90)      (75,197)

Provision for Income Taxes:
  Income Tax Benefit        -           -         -          -             -

   Net Income (Loss)   $   (329)       (45)   (2,937)      (90)      (75,197)
                        ======================================================

Basic and Diluted
Earnings Per
Common Share            $ (0.00)    $(0.00)  $ (0.00)  $ (0.00)    $   (0.04)
                        ======================================================

Weighted Average
number of Common
Shares used in per
share calculations      2,120,000 2,120,000 2,120,000  2,120,000    2,120,000
                        ======================================================


         See accompanying notes to Financial Statements

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                 Statement of Stockholders' Equity
                       As of June 30, 2004

                           0.001  Paid-In Accumulated  Stockholders'
                   Shares  Par    Capital    Deficit      Equity
                           Value
                   ------------------------------------------------

Balance,
May 4, 1998           -    $-     $-        $-           $-
Stock Issued     1,000,000 1,000   9,000                  10,000
Net Income (Loss)                           (10,000)     (10,000)
                 -------------------------------------------------
Balance December
31, 1998         1,000,000 1,000   9,000    (10,000)         -
Stock Issued-
504              1,220,000 1,220  59,780                  61,000
Net Income (Loss)                           (61,046)     (61,046)
                 -------------------------------------------------
Balance December
31, 1999         2,220,000 2,220  68,780    (71,046)         (46)

Stock Cancelled,
October 24, 2000  (100,000) (100)    100
Net Income (Loss)                             (454)         (454)
                 -------------------------------------------------
Balance December
31, 2000         2,120,000 2,120  68,880   (71,500)        (500)
Net Income (Loss)                             (167)        (167)
                 -------------------------------------------------
Balance December
31, 2001         2,120,000 2,120  68,880   (71,667)        (667)
Net Income (Loss)                             (341)        (341)
                 -------------------------------------------------
Balance December
31, 2002         2,120,000 2,120  68,880   (72,008)      (1,008)
Net Income (Loss)                             (252)        (252)
                 -------------------------------------------------
Balance December
31, 2003         2,120,000 2,120  68,880   (72,260)      (1,260)
Net Income (Loss)                           (2,937)      (2,937)
                 -------------------------------------------------
Balance
June 30, 2004   2,120,000 2,120  68,880   (75,197)       (4,197)
                 =================================================


          See accompanying notes to Financial Statements

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                      Statement of Cash Flows

                        ----------------------------------------------
                          For three months         From Inception to
                          ending June 30           June 30, 2004
                          2004       2003
                        ----------------------------------------------
Cash Flows from Operating Activities:
  Net Income (Loss)       $2,937   $  (90)            $(75,197)
  Increase in Loans
   Payable                 4,000        -                5,350
  Issuance of Common
   Stock for Expenses          -        -               10,000
                          ------------------------------------
Net Cash Provided from
Operating Activities:     $1,063      (90)             (59,847)
                          ------------------------------------

Cash Flows from Investing Activities:
  Other Assets              -           -                  -
Net Cash Used in
Investing Activities        -           -                  -
                         -------------------------------------
Cash Flows from Financing Activities:
  Proceeds from the Issuance
  of Common Stock           -           -               61,000
                         -------------------------------------
Net Cash Provided from
Financing Activities        -           -               61,000
                         -------------------------------------
Net Increase in Cash      1,063       (90)               1,153
                         -------------------------------------
Cash Balance, Begin Period   90        92                  -
                         -------------------------------------
Cash Balance, End Period  1,153         2                1,153
                         =====================================
Supplemental Disclosures:
Cash Paid for interest   $  -        $  -              $   -
Cash Paid for income taxes  -           -                  -

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

          See accompanying notes to Financial Statements

                          StarSoft, Inc.
                   Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
StarSoft, Inc. ("the Company") was incorporated under the laws of the State of Nevada on May 4, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,120,000 shares issued and outstanding as of June 30, 2004. The Company operated from May 4, 1998 through approximately October 31, 2000 developing and marketing computer software. The Company had also planned to offer consulting services for software developers but that aspect of the Company's business never materialized. Since October 31, 2000, the Company has ceased operations and is in the development stage. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Financial Statement Presentation
--------------------------------
The consolidated unaudited interim financial statements of the Company as of June 30, 2004 and for the three months ended June 30, 2004, included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of the Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Shhet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004, and the results of their operations for the three months ended June 30, 2004 and 2003 and from inception to June 30, 2004, and their cash flows for the six months ended June 30, 2004 and 2003 and from inception to June 30, 2004.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period.
These financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

NOTE 2  -  COMMON STOCK
---------------------
During the three months ended June 30, 2004 there were no changes in the amount of common stock outstanding.

NOTE 3  -  RELATED PARTIES
-----------------------
Marvin Wosk, an officer and director of the Company, is owed $5,350 for loans that he has made to the Company of which there are no specific repayment terms.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------
There were no other material subsequent events that have occurred since the balance sheet date that warrants disclosure in these financial statements.
                            8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.
Plan Of Operation
-----------------
Our business plan is to seek to acquire or merge with potential businesses that may, in our opinion, warrant our involvement. Our discretion is unrestricted, and we may participate in any business whatsoever that, in our opinion, may meet the business objectives we have addressed. Indeed, we may effectuate a business combination with another business outside the United States. We have not limited the scope of our search to a particular region. We do not intend to utilize any notices or advertisements in our search for business opportunities.

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

Results of Operations
---------------------
We did not have any revenues for the three months ended June 30, 2004 or for the years ended December 31, 2003 or 2002, therefore, no comparisons have been made.

We incurred general operating expenses of $329 for the three months ended June 30, 2004, as compared to $45 for the three months ended June 30, 2003.

Our net loss for the three months ended June 30, 2004 was $329, as compared to $45 for the three months ended June 30, 2003. We have incurred a total net loss of $75,212 since inception.

Liquidity and Capital Resources
-------------------------------
Our total cash in the bank was $ 1,153 at June 30, 2004.

We currently do not have sufficient resources to cover our cash needs in the next 12 months for expenses to be incurred in connection with the preparing and filing of periodic and annual reports under the Securities and Exchange Act of 1934, as amended, which is estimated at approximately $5,000. Presently, Mr. Wosk intends to
loan  us  cash  to  cover  our operating expenses.   There  are  no
specific repayment terms for any such loan. We will continue to rely on Mr. Wosk to support our cash needs for the next twelve months; however, there are no formal or informal agreements for Mr. Wosk to continue to loan us capital. To the extent that Mr. Wosk stops paying our expenses, and that we are unable to generate sufficient revenues and cash flows to pay for our expenses, we may be forced to seek alternative sources of funding. There are no assurances that additional financing will be available, or if available, will be on terms acceptable to us. If adequate funding is not available, we may not be able to continue as a going concern.

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

Accounting Policies
-------------------
The financial statements included herein have been prepared by our management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim financial statements. Management believes the disclosures made are adequate to make the information not misleading and recommends that these unaudited financial statements be read in conjunction with the audited financial statements and notes included in our Form 10KSB for the year ended December 31, 2003, filed with the U.S. Securities and Exchange Commission under CIK Number 0001082696.

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles.
Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes, accounting for environmental matters, and foreign currency translation.

We have adopted Statement of Financial Accounting Standards
(SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which provides guidance on long-lived assets and certain intangibles which are reported at the lower of the carrying amount or their estimated recoverable amounts.

We also apply SFAS No. 128, Earnings Per Share, for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings.

We have also adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we have performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB
Registration Statement, filed under CIK Number 0001082696 on the
SEC website at www.sec.gov:

Exhibit No.     Description                     Page
----------      -----------                     ----
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification           15-16
  99.2          Sec. 906 Certification           17



B) There were no reports on Form 8-K filed during the quarter ended June 30, 2004.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                StarSoft, Inc., Registrant

Date:  August 6, 2004           By:/s/ Marvin Wosk, President,
                                CEO, Treasurer, CFO, Secretary
                                and Director