Form 10QSB
period 2003-12-31
STARSOFT INC
filed 2004-11-15
CIK 1082696

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended September 30, 2004

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

We had a total of 2,120,000 shares of common stock issued and outstanding at September 30, 2004. Our common stock is listed for trading on the pink sheets under the trading symbol "STSG".

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                           Balance Sheet
                             Unaudited
                                        September 30    December 31
                                            2004           2003
                                        ------------    -----------
A S S E T S
-----------
Current Assets
--------------
 Cash                                    $   1,099      $      90
                                         ---------      ---------
  Total Current Assets                   $   1,099      $      90
                                         ---------      ---------
  Total Assets                           $   1,099      $      90
                                         =========      =========

L I A B I L I T I E S
---------------------
Current Liabilities
 Due to a Shareholder                        5,350          1,350
                                         ---------      ---------
 Total Current Liabilities                   5,350          1,350
                                         ---------      ---------
    Total Liabilities                        5,350          1,350

S T O C K H O L D E R S'  E Q U I T Y
-------------------------------------
Common Stock                                 2,120          2,120
  100,000,000 authorized shares,
  par value $.001, 2,120,000 shares
  issued and outstanding

Additional Paid-in-Capital                  68,880         68,880
Accumulated Deficit                        (75,251)       (72,260)
                                         ---------      ---------
    Total Stockholders' Equity              (4,251)        (1,260)
                                         ---------      ---------
    Total  Liabilities and
    Stockholders' Equity                 $   1,099      $      90
                                         =========      =========


          See accompanying notes to Financial Statements

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                      Statement of Operations
                            Unaudited

                        --------------------------------------------------------
                         Three Months Ended  Nine Months Ended   From Inception
                           September 30        September 30      to September 30
                          2004       2003    2004       2003         2004
                        -------------------------------------------------------

Revenues:
--------
  Revenues               $    -     $    -   $    -    $    -      $      -
                        ------------------------------------------------------
    Total Revenues            -          -        -         -             -

Expenses:
--------
  Bank Charges               19          8       100        98          352
  Filing Fees                 -          -       310         -          310
  Professional Fees          35          -     2,581         -        2,581
  General and
  Administrative              -          -        -          -       72,008
                        ------------------------------------------------------
    Total Expenses           54          8     2,991        98       75,251
                        ------------------------------------------------------
Net loss from
Operations                  (54)        (8)   (2,991)      (98)     (75,251)


Provision for Income Taxes:
  Income Tax Benefit        -           -         -          -             -

   Net Income (Loss)   $    (54)        (8)   (2,991)      (98)     (75,251)
                       ======================================================

Basic and Diluted
Earnings Per
Common Share            $ (0.00)    $(0.00)  $ (0.00)  $ (0.00)    $   (0.04)
                        ======================================================

Weighted Average
number of Common
Shares used in per
share calculations      2,120,000 2,120,000 2,120,000  2,120,000    1,994,455
                        ======================================================

         See accompanying notes to Financial Statements

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                 Statement of Stockholders' Equity
                    As of September 30, 2004

                           0.001  Paid-In Accumulated  Stockholders'
                   Shares  Par    Capital    Deficit      Equity
                           Value
                   ------------------------------------------------

Balance,
May 4, 1998           -    $-     $-        $-           $-
Stock Issued     1,000,000 1,000   9,000                  10,000
Net Income (Loss)                           (10,000)     (10,000)
                 -------------------------------------------------
Balance December
31, 1998         1,000,000 1,000   9,000    (10,000)         -
Stock Issued-
504              1,220,000 1,220  59,780                  61,000
Net Income (Loss)                           (61,046)     (61,046)
                 -------------------------------------------------
Balance December
31, 1999         2,220,000 2,220  68,780    (71,046)         (46)

Stock Cancelled,
October 24, 2000  (100,000) (100)    100
Net Income (Loss)                             (454)         (454)
                 -------------------------------------------------
Balance December
31, 2000         2,120,000 2,120  68,880   (71,500)        (500)
Net Income (Loss)                             (167)        (167)
                 -------------------------------------------------
Balance December
31, 2001         2,120,000 2,120  68,880   (71,667)        (667)
Net Income (Loss)                             (341)        (341)
                 -------------------------------------------------
Balance December
31, 2002         2,120,000 2,120  68,880   (72,008)      (1,008)
Net Income (Loss)                             (252)        (252)
                 -------------------------------------------------
Balance December
31, 2003         2,120,000 2,120  68,880   (72,260)      (1,260)
Net Income (Loss)                           (2,991)      (2,991)
                 -------------------------------------------------
Balance
September 30,
2004             2,120,000$2,120 $68,880  $(75,251)    $ (4,251)
                 =================================================

         See accompanying notes to Financial Statements

                          StarSoft, Inc.
                 (A Development Stage Enterprise)
                      Statement of Cash Flows

                        ----------------------------------------------
                          For Nine Months           From Inception
                          ending September 30       (May 4, 1998) to
                          2004       2003           September 30, 2004
                        ----------------------------------------------
Cash Flows from
Operating Activities:
---------------------
  Net Income (Loss)       $(2,991)  $  (98)            $(75,251)
  Increase in Loans
                        ---------------------------------------------
Net Cash Used in
Operating Activities:     $(2,991)     (98)             (75,251)
                        ---------------------------------------------

Cash Flows from
Investing Activities:
---------------------
  Other Assets              -           -                  -
Net Cash Used in
Investing Activities        -           -                  -
                        ---------------------------------------------
Cash Flows from
Financing Activities:
--------------------
  Due to a Director         4,000       -                 5,350
  Proceeds from the
   Issuance of
   Common Stock             -           -                71,000
                        ---------------------------------------------
Net Cash Provided from
Financing Activities        4,000       -                71,000
                        ---------------------------------------------
Net Increase in Cash        1,009     (98)                1,099
                        ---------------------------------------------
Cash Balance, Begin Period     90      92                  -
                        ---------------------------------------------
Cash Balance, End Period    1,099      (6)                1,099
                        =============================================
Supplemental Disclosures:
Cash Paid for interest   $  -        $  -              $   -
Cash Paid for income taxes  -           -                  -

          See accompanying notes to Financial Statements

                          StarSoft, Inc.
                   Notes to Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------
StarSoft, Inc. ("the Company") was incorporated under the laws of the State of Nevada on May 4, 1998 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 2,120,000 shares issued and outstanding as of September 30, 2004. The Company operated from May 4, 1998 through approximately October 31, 2000 developing and marketing computer software. The Company had also planned to offer consulting services for software developers but that aspect of the Company's business never materialized. Since October 31, 2000, the Company has ceased operations and is in the development stage. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Financial Statement Presentation
--------------------------------
The consolidated unaudited interim financial statements of the Company as of September 30, 2004 and for the three months ended September 30, 2004,included herein have been prepared in accordance with the instructions for Form 10QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of the Regulation S-X under the Securities Act of 1933, as amended. The December 31, 2003 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financialposition of the Company at September 30, 2004, and the results of their operations for the three months ended September 30, 2004, the nine months ended September 30, 2004, and the period from inception (May 27, 2003) to September 30, 2004, and their cash flows for the nine months ended September 30, 2004 and the period from inception to September 30, 2004.

The results of operations for such periods are not necessarily indicativeof results expected for the full year or for any future period. These financial statements should be read in conjunction with theaudited consolidated financial statements as of December 31, 2003 and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

NOTE 2  -  COMMON STOCK
-----------------------
During the three months ended September 30, 2004 there were no changes in the amount of common stock outstanding.

NOTE 3  -  RELATED PARTIES
--------------------------
Marvin Wosk, an officer and director of the Company, is owed $5,350 for loans that he has made to the Company of which there are no specific repayment terms.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION.

Plan Of Operation
-----------------
Our business plan is to seek to acquire or merge with  potential
businesses that may, in our opinion, warrant our involvement.   Our
discretion is unrestricted, and we may participate in any business whatsoever that, in our opinion, may meet the business objectives we have addressed. We may effectuate a business combination with another business outside the United States and have not limited the scope of our search to a particular region. We do not intend to utilize any notices or advertisements in our search for business opportunities.

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

Although we believe that locating and investigating specific business proposals will take several months, the time this process will take is difficult to predict. The time and costs required to select and evaluate an acquired business candidate (including conducting a due diligence review) and to structure and consummate the business combination (including negotiating relevant agreements and preparing requisite documents for filing following the provisions of applicable securities laws and state corporate laws) cannot presently be ascertained with any degree of certainty.

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

Results of Operations
---------------------
We did not have any revenues for the three months ended September 30, 2004 or for the years ended December 31, 2003 or 2002, therefore, no comparisons have been made.

We incurred general operating expenses of $54 for the three months ended September 30, 2004, as compared to $8 for the three months ended September 30, 2003.

Our net loss for the three months ended September 30, 2004 was $54, ascompared to $8 for the three months ended September 30, 2003. We have incurred a total net loss of $75,251 since inception.

Liquidity and Capital Resources
- -----------------------------
Our total cash in the bank was $1,099 at September 30, 2004.
We currently do not have sufficient resources to cover our cash needs in the next 12 months for expenses to be incurred in connection with the preparing and filing of periodic and annual reports under the Securities and Exchange Act of 1934, as amended, which is estimated at approximately $5,000. Mr. Wosk intends to continue to
loan  us  cash  to  cover  our operating expenses.   There  are  no
specific repayment terms for any such loan. We will continue to rely on Mr. Wosk to support our cash needs for the next twelve months; however, there are no formal or informal agreements for Mr. Wosk to continue to loan us capital. To the extent that Mr. Wosk stops paying our expenses, and that we are unable to generate sufficient revenues and cash flows to pay for our expenses, we may be forced to seek alternative sources of funding. There are no assurances that additional financing will be available, or if available, will be on terms acceptable to us. If adequate funding is not available, we may not be able to continue as a going concern.

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

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form 10-SB
Registration Statement, filed under CIK Number 0001082696 on the
SEC website at www.sec.gov:

Exhibit No.     Description                     Page
- ----------      -----------                   ----
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  99.1          Sec. 302 Certification           15-16
  99.2          Sec. 906 Certification           17



B) There were no reports on Form 8-K filed during the quarter ended September 30, 2004.

                       SIGNATURES
                       ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                StarSoft, Inc., Registrant

Date:  November 13, 2004        By:/s/ Marvin Wosk, President,
                                CEO, Treasurer, CFO, Principal
                                Accounting Officer, Secretary
                                and Director