Form 10KSB
period 2004-12-31
STARSOFT INC
filed 2005-04-15
CIK 1082696

2

Hendrx Corp.

(Formerly known as "Starsoft, Inc.")

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission ("Commission") on January 12, 2004).
3(i)(b)	Attached	Amended Articles of Incorporation adopted March 28, 2005.
3(ii)(a)	*	Bylaws of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Commission on January 12, 2004).
3(ii)(b)	*	Amended Bylaws adopted January 10, 2005 (incorporated by reference to the Form 8-K filed with the Commission on January 10, 2004).
10	*	Share Purchase Agreement between Hendrx and Hendrik Trjandra dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2004)
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(i)	Attached	Fujian Yuxin Equipment Co., Ltd ("Yuxin") audited financial statements for the periods ended December 31, 2004, 2003 and 2002.
99(ii)	Attached	Stock Option Plan approved March 12, 2005

* Incorporated by reference from previous filings of Hendrx.

31