Form 10QSB
period 2005-03-31
HENDRX CORP
filed 2005-05-16
CIK 1082696

2

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission ("Commission") on January 12, 2004).
3(i)(b)	*	Amendment to the Articles of Incorporation dated March 28, 2005 (incorporated by reference to the Form 10-KSB filed with Commision on April 15, 2005).
3(ii)	*	Bylaws of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Commission on January 12, 2004).
10	*	Share Purchase Agreement dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2005).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(i)	*	Stock Option Plan adopted March 12, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

* Incorporated by reference from previous filings of the Company.