Form 10QSB/A
period 2005-06-30
HENDRX CORP
filed 2005-09-12
CIK 1082696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 0-50546

Hendrx Corp.
(Formerly known as "Starsoft, Inc.")
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	86-0914052 (IRS Employer Identification Number)

3665 Ruffin Road, Suite 225, San Diego, California 92123
(Address of Principal Executive Office)          (Zip Code)

(888) 583-7137
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

At September 8, 2005, the number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Hendrx” refers to Hendrx, Corp. (formerly known as “Starsoft, Inc.”), a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited interim consolidated financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HENDRX CORP.
 (Former name Starsoft, Inc.)
 Consolidated Balance Sheets
 At June 30, 2005
 (With Comparative Figures at December 31, 2004)
 (Expressed in US Dollars)
----------------------------------------------------------------------------------------------------------------
                                                                                June 30,         December 31,
                                                                                  2005               2004
                                                                            -----------------  -----------------
 Assets                                                                        (Unaudited)         (Audited)
 Current Assets
        Cash and cash equivalents (Note 2)                                $        3,020,618  $         507,677
        Accounts receivable (Note 4)                                               1,007,913            412,724
        Inventories (Note 5)                                                       1,242,768            978,376
        Short term loan (Note 18)                                                    114,952            114,952
        Taxes refundable                                                              63,848                  -
        Prepaid expenses and deposits                                                 23,613             86,284
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
 Total Current Assets                                                              5,473,712          2,100,013
----------------------------------------------------------------------------------------------------------------
 Fixed assets (Note 7)                                                             5,490,471          5,071,568
 Intangible assets (Note 6)                                                        2,985,091          3,069,352
 Goodwill (Note 3)                                                                31,854,137         31,854,137

---------------------------------------------------------------------------------------------------------------
 Total assets                                                             $       45,803,411  $      42,095,070
----------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity
 Current Liabilities
        Accounts payable and accrued liabilities (Note9)                   $         500,910  $         401,419
        Accrued wage benefits (Note 12)                                                    -            517,440
        Short term bank loans (Note 11)                                            2,748,761          3,481,057
        Loan from Kirin Capital Corp. (Note 3)                                             -            300,000
        Due on purchase of subsidiary (Note 3)                                     1,200,000          3,200,000

---------------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                         4,449,671          7,899,916
----------------------------------------------------------------------------------------------------------------

 Stockholders' Equity
        Capital stock (Note 8)
               Par value                                                              37,238             31,800
               Additional paid in capital                                         41,563,199         34,129,400
        Contributed surplus - stock-based compensation                             1,764,000                  -
        Retained earnings (Deficit)                                              (2,010,697)             33,954

---------------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                       41,353,740         34,195,154
----------------------------------------------------------------------------------------------------------------

 Total liabilities and stockholders' equity                               $       45,803,411  $      42,095,070
----------------------------------------------------------------------------------------------------------------

                                                    -See Accompanying Notes-

HENDRX CORP.
 (Former name Starsoft, Inc.)
 Consolidated Statements of Operations
 (Expressed in US Dollars)
 (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,

                                                   -------------------------------------   ---------------------------------
                                                          2005                2004              2005             2004
                                                   -------------------   ---------------   ---------------- ----------------

 Revenue                                       $            1,280,454  $              -   $      2,761,062 $              -
 Cost of Goods Sold                                           995,728                 -          2,111,199                -
----------------------------------------------------------------------------------------------------------------------------

 Gross Profit                                                 284,726                 -            649,863                -
----------------------------------------------------------------------------------------------------------------------------

 Gross Profit %                                                22.24%                 -             23.54%                -
----------------------------------------------------------------------------------------------------------------------------
 Selling Expenses                                             100,892                 -            138,017                -
 General and administrative expenses                          436,791               329            762,562            2,937
 Stock-based compensation (Note 8)                                  -                 -          1,764,000                -
----------------------------------------------------------------------------------------------------------------------------

 Total Expenses                                               537,683               329          2,664,579            2,937
----------------------------------------------------------------------------------------------------------------------------
 Profit before income taxes                                 (252,957)             (329)        (2,014,716)          (2,937)
 Income taxes                                                   8,585                 -             29,935                -
----------------------------------------------------------------------------------------------------------------------------

 Net loss for the period                       $            (261,542)   $         (329)   $    (2,044,651) $        (2,937)
----------------------------------------------------------------------------------------------------------------------------

 HENDRX CORP.
 (Former name Starsoft, Inc.)
 Consolidated Statements of Retained Earnings (Deficit)
 (Expressed in US Dollars)
 (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                     Six Months Ended
                                                                 June 30,                              June 30,

                                                   -------------------------------------   ---------------------------------
                                                          2005                2004              2005             2004
                                                   -------------------   ---------------   ---------------- ----------------
Retained earnings (Deficit),

    beginning of the period                    $          (1,749,155)   $      (74,868)   $         33,954 $       (72,260)
Net loss for the period                                     (261,542)             (329)        (2,044,651)          (2,937)
----------------------------------------------------------------------------------------------------------------------------
Retained earnings (Deficit),                              (2,010,697)   $      (75,197)   $    (2,010,697)         (75,197)
    end of period                              $                                                           $
----------------------------------------------------------------------------------------------------------------------------

                                                    -See Accompanying Notes-

HENDRX CORP.
 (Former name Starsoft, Inc.)
 Consolidated Statements of Cash Flows
 (Expressed in US Dollars)
 (Unaudited)
                                                          --------------------------------------------------------------------
                                                             -----------------------------------------------------------------
                                                                    Three Months Ended                Six Months Ended
                                                                         June 30,                         June 30,

                                                             --------------------------------- -------------------------------
                                                                  2005              2004            2005            2004
                                                             ----------------   -------------- ---------------- --------------
 Cash derived from (used for)
  Operating activities
   et loss for the period
  N                                                        $       (261,542)   $        (329) $    (2,044,651) $      (2,937)
    Items not required for cash
     Amortization - tangible assets                                  160,959                -          202,728              -
     Amortization - intangible assets                                 41,671                -           84,261              -
     Stock-based compensation                                              -                -        1,764,000              -
    Changes in non-cash working capital items
     Accounts receivable                                           (196,198)                -        (595,189)              -
     Inventories                                                       9,316                -        (264,392)              -
     Taxes refundable                                                (2,985)                -         (63,848)              -
     Prepaid expenses                                               (23,613)                -           62,671              -
     Accounts payable and accrued liabilities                      (830,355)                -           99,491              -
------------------------------------------------------------------------------------------------------------------------------
 Total funds used for operating activities                       (1,102,747)            (329)        (754,929)        (2,937)
------------------------------------------------------------------------------------------------------------------------------
  Financing activities
   Short term bank loans                                            (53,509)                -        (732,296)              -
   Loan from Kirin capital Corp.                                   (300,000)                         (300,000)
   Share capital                                                   1,168,098                -        6,921,797              -
------------------------------------------------------------------------------------------------------------------------------
 Total funds from financing activities                               814,589                -        5,889,501              -
------------------------------------------------------------------------------------------------------------------------------
  Investing activities
   Short term loan                                                      (30)            4,000                -          4,000
   Fixed assets                                                    (336,336)                -        (621,631)              -
   Payment on purchase of subsidiary                             (1,000,000)                -      (2,000,000)              -
------------------------------------------------------------------------------------------------------------------------------
 Total funds from (used in ) investing activities                (1,336,366)            4,000      (2,621,631)          4,000
------------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, increase (decrease)
       during the period                                         (1,624,524)            3,671        2,512,941          1,063
 Cash and cash equivalents, beginning of the period                4,645,142          (2,518)          507,677             90
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of the period              $       3,020,618   $        1,153 $      3,020,618 $         1,153
==============================================================================================================================
 Supplementary cash flow information

 Shares issued for accrued wage benefits                   $         517,440   $              $        517,440

 Stock Based Compensation                                                                     $      1,764,000
                                                    -See Accompanying Notes-

HENDRX CORP.
(Former name StarSoft, Inc.)
Consolidated Statement of Changes in Stockholders' Equity
From Date of Inception on May 4, 1998 to June 30, 2005
(Expressed in US Dollars)
(Unaudited)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Accumulated
                                                                                  Par Value       Additional             Retained
                                                                    Common           @ $0.001          Paid-in           Earnings         Contributed        Stockholders'
                                                                    Shares          Per Share          Capital           (Deficit)          Surplus              Equity
                                                              ------------------- --------------- ------------------ ------------------ ----------------- ---------------------
Balance, May 4, 1998                                                             $               $                  $                  $                 $
Stock issued                                                           1,000,000           1,000              9,000                                                     10,000
Net income (loss) - 1998                                                                                                      (10,000)                                (10,000)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                                              1,000,000           1,000              9,000           (10,000)                                       -
Stock issued - 504                                                     1,220,000           1,220             59,780                                                     61,000
Net income (loss) - 1999                                                                                                      (61,046)                                (61,046)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                                              2,220,000           2,220             68,780           (71,046)                                    (46)
Stock Cancelled October 24, 2000                                       (100,000)           (100)                100                                                          -
Net income (loss) - 2000                                                                                                         (454)                                   (454)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                                              2,120,000           2,120             68,880           (71,500)                                   (500)
Net income (loss) - 2001                                                                                                         (167)                                   (167)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001                                              2,120,000           2,120             68,880           (71,667)                                   (667)
Net income (loss) - 2002                                                                                                         (341)                                   (341)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002                                              2,120,000           2,120             68,880           (72,008)                                 (1,008)
Net income (loss) - 2003                                                                                                         (252)                                   (252)
Balance December 31, 2003                                              2,120,000 $         2,120 $           68,880 $         (72,260) $                 $             (1,260)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                    -See Accompanying Notes-

HENDRX CORP.
(Former name StarSoft, Inc.)
Consolidated Statement of Changes in Stockholders' Equity
From Date of Inception on May 4, 1998 to June 30, 2005  (Cont'd)
(Expressed in US Dollars)
(Unaudited)
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Accumulated
                                                                                       Par Value      Additional            Retained
                                                                        Common           @ $0.001         Paid-in           Earnings         Contributed       Stockholders'
                                                                        Shares          Per Share         Capital           (Deficit)          Surplus            Equity
                                                                   -----------------   -------------  ----------------  ------------------ ----------------  ------------------
                                                                   -----------------   -------------  ----------------  ------------------ ----------------  ------------------
Balance December 31, 2003                                                 2,120,000   $       2,120  $         68,880  $         (72,260) $                 $          (1,260)
2004 Forward stock split and                                                                                                                                                 -
    reorganization of stock                                              19,080,000          16,960          (16,960)                                                        -
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
                                                                         19,080,000          19,080            51,920            (72,260)                              (1,260)
Issuance of shares for acquisition of                                                                                                                                        -
    wholly-owned subsidiary                                              12,720,000          12,720        34,077,480                                               34,090,200
Net profit for year ended                                                                                                                                                    -
    December 31, 2004                                                                                                             106,214                              106,214
-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                               31,800,000          31,800        34,129,400              33,954                           34,195,154
Shares issued for cash                                                    5,303,667           5,304         6,916,493                                                6,921,797
Shares issued for
    accrued wage benefits                                                   134,400             134           517,306                                                  517,440
Stock-based compensation                                                                                                                         1,764,000           1,764,000
Net loss for six months ended June 30, 2005                                                                                   (2,044,651)                          (2,044,651)
------------------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005                                                   37,238,067  $       37,238 $      41,563,199 $       (2,010,697) $      1,764,000 $        41,353,740

-------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

                                                    -See Accompanying Notes-

HENDRX CORP.
(Formerly StarSoft, Inc.)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Organization

HENDRX Corp. (formerly StarSoft Inc.) (“the Company”) was incorporated under the laws of the State of Nevada on May 4, 1998 for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company operated from May 4, 1998 through approximately October 31, 2000 developing and marketing computer software. The Company had also planned to offer consulting services for software developers but that aspect of the Company business never materialized. Since October 31, 2000, the Company ceased the aforementioned operations and was in the development stage until December 16, 2004, when it acquired 100% of the issued shares of Eastway Global Investment Limited, which included the latter company’s wholly-owned operating subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd.

Organization and Nature of Business of the Wholly Owned Operating Subsidiary

Fujian Yuxin Electronic Equipment Co., Ltd. ("Yuxin"), was incorporated under the laws of People's Republic of China on February 18, 1993.

The principal business of Yuxin is to manufacture and distribute water dispenser systems, air conditioners and energy-saving bulbs. The main effort of Yuxin is to specialize in the manufacture and distribution of water dispenser systems. Yuxin owns patents of atmospheric water generation in China and utilizes patents under license that are registered in the United States. Its head office and plant facilities are located in Ron Qiao Economic Development Zone, Fuqing City, Fujian Province, P.R. China.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has working capital of $1,024,041 at June 30, 2005, but might not have sufficient work capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

HENDRX CORP.
(Formerly StarSoft, Inc.)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

Basis of presentation

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“USGAAP”).

Development Stage Enterprise

The Company was a development stage enterprise, as defined in Financial Accounting Standards Board No. 7 until the date of the acquisition in Note 1, above. Its planned principal operations had not commenced prior to that date, and, accordingly, no revenue had been derived during the organizational period. The development stage discontinued when the Company acquired the wholly owned subsidiary on December 16, 2004.

Accounting Method

The Company financial statements are prepared using the accrual method of accounting. Fixed assets are stated at cost. Depreciation and amortization uses the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Use of estimates

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents that are not collateralized and accounts receivable that are unsecured. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

HENDRX CORP.
(Formerly StarSoft, Inc.)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with the maturity at the date of purchase of three months or less.

Selling expenses and general and administrative expenses

These expenses are recorded as incurred.

Inventories

Inventories consist of the manufacture of finished goods, raw materials used in production and work-in-process, and are stated at the weighted average method, on a first-in, first-out (“FIFO”) basis.

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Compensated absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation’s policy is to recognize the costs of compensated absences when paid to employees.

HENDRX CORP.
(Formerly StarSoft, Inc.)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Stock based compensation

Effective January 1, 2005, the Company adopted revised SFAS No. 123, “Share-Based Payment” which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees.” This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transaction. The statement applies to all awards granted, modified repurchased or cancelled after January 1, 2005, and unvested portion of previously issued and outstanding awards. Stock-based compensation newly issued in 2005 is expensed in accordance with the fair value based method of accounting. The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. The Company estimates the fair value of stock options using the Black-Scholes option valuation model.

Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128. Earnings Per Share which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Long-lived assets

Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable.

HENDRX CORP.
(Formerly StarSoft, Inc.)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

        Capital assets and depreciation

Capital assets and decpreciation

Capital assets are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value:

Buildings	20 years
Manufacturing machinery and equipment	10 years
Transportation equipment	10 years
Electronic equipment	5 years
Office equipment	5 years

Intangible assets and amortization

Land use rights

The subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd., entered into an agreement on May 15, 1995 for land use rights with Fujian Fuqing Land Management Bureau for a 50 year period, and recorded at the appraisal value at the date of acquisition and amortized over 50 years.

Patents

The Company owns patents of atmospheric water generation (“AWG”) registered in the People’s Republic of China under number P200304823. The subsidiary utilizes patents under license that are registered in the United States under the numbers 5,106,512, 5,149,466, 5,203,989 and 5,366,705.

The patents are recorded at the appraisal value at the date of acquisition and amortized over 15 years.

Recognition criteria

Gains are recognized when realized. Expenses and losses are recognized when an expenditure or previously recognized asset does not have future economic benefit. Expenses that are not linked with specific revenues are related to a period on the basis of transactions or events occurring in that period or by allocation to the periods to which they apply. The cost of assets that benefit more than one period is normally allocated over the periods benefited.

Recognition recognition

Hendrx generates revenue through the sale of atmospheric water generation units to wholesale distributors or to individual consumers. Revenues are recognized only when persuasive evidence for a sales arrangement exists i.e., delivery of the product has occurred; the product fee is fixed or determinable; and collection of the sale is reasonably assured.

HENDRX CORP.
(Formerly StarSoft, Inc.)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Research and Development

Research and development costs, which include the cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred.

Financial instruments

The company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, short term loans payable and other current liabilities. Unless otherwise noted, it is management’s opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

Segmented information

The Company’s identifiable assets are all located in China except cash of $34,235 in Canada and cash of $2,305,312 in Switzerland. Revenue on a geographical basis is disclosed in note 13, below.

Foreign currency translation

The reporting currency of the Company is the United States Dollar. The accounts of other currencies are translated into US Dollars on the following basis:

Monetary assets and liabilities are translated at the current rate of exchange.

The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

Gains or losses on remeasurement from the recording currency are recognized in current net income.

Gains or losses from foreign currency transactions are recognized in current net income.

Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

HENDRX CORP.
(Formerly StarSoft, Inc.)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD.

On December 16, 2004, the Company acquired from Mr. Hendrik Tjandra, Eastway Global Investment Limited, a corporation formed under the laws of the British Virgin Islands, a “Holding Company” the latter of which owns a Chinese “Operating company” named FuJian Yuxin Electronic Equipment Co., Ltd.

The Operating company carries on the business of the design, manufacture and sale of atmospheric water generators from a facility on lands leased by the operating company located in Fuqing, Fujian, China.

The Holding Company was the owner of all of its registered capital of the Operating company, and Mr. Hendrik Tjandra (“Hendrik”) was the owner of all the issued and outstanding shares in the capital of the Holding Company.

The completion of the purchase and sale of the shares took place immediately upon delivery and execution of the agreement on December 16, 2004.

David Tjahjadi, the son of Hendrik Tjandra, is also a principal to the agreement as he is an officer and director of the Operating company.

Hendrik Tjandra and David Tjahjadi are named “the Principals” in the agreement.

Terms and conditions of this agreement are as follows:

(a)	a deposit of $300,000 deposited with the Solicitors of Kirin Capital pursuant to a letter Agreement dated October 29, 2004 between Kirin Capital Corp., the Principals and the Operating Company.

(b)	the purchase price for the shares is $3,500,000 cash plus the market value of purchase price shares, in (d); below, and in future earn-out shares as computed in (e), below.

(c)	the cash purchase price in (b), above, shall be paid as follows:

(i) $300,000 by assignment and release of the deposit outlined in (a), above, to Hendrik, and
(ii) $1,000,000 payable to Hendrik on January 31, 2005, and
(iii) $1,000,000 payable to Hendrik on April 30, 2005, and
(iv) $1,200,000 payable to Hendrik on August 31, 2005

The payments required in (i), (ii) and (iii) above, have been paid to June 30, 2005

(d)	the issuance on closing of 12,720,000 common shares to Hendrik equal to 40% of the issued and outstanding shares of HENDRX Corp.

HENDRX CORP.
(Formerly StarSoft, Inc.)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD. (Cont'd)

(e)

an earn-out bonus to the Principals, in equal shares, the number of shares required to bring the principals’ aggregate holding of shares in the capital of HENDRX Corp. up to 51% within 30 days after the release and publication of HENDRX Corp.‘s audited financial statements for the first fiscal year in which the gross revenue, on a consolidated basis, exceeds $15,000,000.

(f)

the payment dates in (c)(iii) and (iv), above, shall have an additional “Grace Period” of 60 days to make any such payment. Interest shall accrue during the Grace Period for Hendrik’s benefit on any unpaid amount at the rate of 18% per annum, compounded monthly.

(g)

a non-compete agreement whereby the Principals agree not to compete with the Businesses carried on by HENDRX Corp. and /or the Operating company or any affiliates or related companies, anywhere in the world, for a period of 2 years from the closing date.

(h)	funding commitment by HENDRX Corp. as follows:

(i)	to raise financing or dedicate existing financing and resources, of $1,500,000 for further development of the Business, within 30 days after the closing date; and

(ii)

after closing, HENDRX Corp. shall formalize with Hendrik an irrevocable marketing commitment and strategy for marketing the business and for increasing market and investor awareness of the Business, whereby HENDRX Corp. shall use its best commercial efforts to raise financing, or to dedicate existing financing and/or resources, of $2,000,000 to be allocated therefrom as to (a) $1,000,000 to market the operating company and promote the Business, market and product strategy, and (b) $1,000,000 to increase brand and product awareness through video, digital print and electronic media, endorsements, sponsorship and media campaigns.

The market price of 12,720,000 common shares issued for this acquisition was $2.68 per common share for total stock consideration of $34,090,200 plus cash payments of $3,500,000 on the terms, as outlined above, for total consideration of $37,590,200.

There is goodwill on the acquisition, computed as follows:

Assets Acquired		
Current Assets	$	1,973,259
Fixed Assets		5,071,568
Intangible Assets		3,069,352
TOTAL ASSETS		10,114,179
Liabilities Assumed		
Current Liabilities		4,378,116
Net Equity		5,736,063
Consideration issued, as above		37,590,200
Goodwill, on acquisition	$	31,854,137

The acquisition agreement was signed on December 16, 2004. Net profit from the operations of the subsidiary of Fujian Yuxin Electronic Equipment Co., Ltd. of $126,709 is included in these financial statements from the date of acquisition on December 16, 2004 to December 31, 2004.

Note 4. ACCOUNTS RECEIVABLE

Bad debts are determined on a direct write off basis.

Note 5. INVENTORIES

Inventories are stated at the weighted average method on a first-in first-out ("FIFO") basis. Summary of inventories, is as follows:

		June 30, 2005		December 31, 2004
Finished goods	$	139,529	$	123,797
Raw materials		568,974		542,702
Work-in-process		534,265		311,877
Total	$	1,242,768	$	978,376

17

Note 6. INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION

June 30, 2005		Cost		Accumulated Amortization		Net Book Figures
Land use rights	$	1,560,931	$	391,084	$	1,169,847
Patents		2,067,931		252,687		1,815,244
Total	$	3,628,862	$	643,771	$	2,985,091

December 31, 2004		Cost		Accumulated Amortization		Net Book Figures
Land use rights	$	1,560,931	$	375,693	$	1,185,238
Patents		2,067,931		183,817		1,884,114
Total	$	3,628,862	$	559,510	$	3,069,352

Note 7. FIXED ASSETS AND ACCUMULATED DEPRECIATION

June 30, 2005		Cost		Accumulated Depreciation		Net Book Figures
Buildings	$	2,298,057	$	496,220	$	1,801,837
Manufacturing machinery and equipment		4,025,361		573,216		3,452,145
Lease		12,904		259		12,645
Transportation equipment		245,041		77,784		167,257
Electronic equipment		88,984		51,659		37,325
Office equipment		58,606		39,344		19,262
Total	$	6,728,953	$	1,238,483	$	5,490,470

December 31, 2004		Cost		Accumulated Depreciation		Net Book Figures
Buildings	$	2,298,057	$	444,592	$	1,853,465
Manufacturing machinery and equipment		3,421,748		440,979		2,980,769
Transportation equipment		245,041		69,134		175,907
Electronic equipment		83,870		45,755		38,115
Office equipment		58,606		35,294		23,312
Total	$	6,107,322	$	1,035,754	$	5,071,568

18

Note 8. COMMON STOCK

Net Loss Per Share

Basic and diluted weighted average number of shares outstanding for the period ended June 30, 2005 are as follows:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Year Ended December 31 2004
Weighted average number of shares (after forward split)					
Basic	35,712,475	19,080,000	35,712,475	19,080,000	31,800,000
Diluted	36,062,475	19,080,000	36,062,475	19,080,000	31,800,000
Net Profit (Loss) per share					
Basic	$ (0.01)	$ (0.00)	$ (0.06)	$ (0.00)	$ 0.00
Diluted	$ (0.01)	$ (0.00)	$ (0.06)	$ (0.00)	$ 0.00

Stock Options / Stock Based Compensation

Stock options outstanding at June 30, 2005:

Options Outstanding			
Number Outstanding at June 30, 2005	Weighted-Average Remaining Contractual Life (years)	Exercise Price	Number Exercisable at June 30, 2005
350,000	5.00	$1.50	--

The fair value of these options was determined using the Black-Scholes option pricing model, recognizing forfeitures as they occur, using the following assumptions:

Options not yet forfeited	350,000
Stock price	5.8
Risk free interest rate	4.50%
Expected volatility	745%
Expected dividend yield	$0

19

Note 8. COMMON STOCK (Cont'd)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The Company's stock options are not transferable and cannot be traded. The Black-Scholes model also requires an estimate of expected volatility. The Company uses historical volatility rates of the Company to arrive at an estimate of expected volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore do not necessarily provide a reliable measure of the fair value of the Company's stock options.

Stock based compensation expensed for the six months ended June 30, 2005 was $1,764,000 and is also disclosed as contributed surplus.

Note 9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

		June 30, 2005		December 31, 2004
Accounts payable - trade	$	474,236	$	170,063
Wages and benefits payable		-		25,274
Other payables		26,674		206,082
Total	$	500,910	$	401,419

Note 10. RELATED PARTY TRANSACTIONS

(a) During the period ended June 30, 2005, sales to related parties are as follows:

Related Parties		Six Months Ended June 30, 2005		Year Ended December 31, 2004
Controlled by the Chairman of the Company and related parties				
PT. Galaksi Perkasa	$	0	$	1,024,715

20

Note 10. RELATED PARTY TRANSACTIONS (Cont'd)

(b) During the period ended June 30, 2005, purchases from related parties are as follows:

Related Parties	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Fuqing Huanyu plastic products Co., Ltd. controlled by sister of Mr. Hendrik Tjandra	$ 16,193	$ 73,091
Fuqing Yongxia Color Printing Factory controlled by sister of Mr. Hendrik Tjandra		40,265
Total	$ 16,193	$ 113,356

(c) There are no balances due to, or from, related parties at June 30, 2005, except for the amount due on purchase of the subsidiary which is payable to Mr. Hendrik Tjandra, President, Chairman and Director of the Company, of $1,200,000 due on August 31, 2005 (as outlined in Note 3)

Note 11. SHORT TERM BANK LOANS/GUARANTEES

Short term loans are borrowing from banks. The terms of these short term loans are summarized as follows:

	Interest Rate (Per Annum)	June 30, 2005	December 31, 2004
Agricultural Bank of China, Fuqing Branch	6.638%	$ 2,084,239	$ 2,089,106
Xiamen International Bank	5.310%		641,736
Huaxing Trust Company	9.864%	181,230	266,205
XingYie Bank, Fuqing Branch	6.903%	483,292	484,010
Total		$ 2,748,761	$ 3,481,057

These short term loans are secured by the Company's assets and guaranteed by Fujian Tianyu Steel Products Co., Ltd. owned by the Chairman of Hendrx Corp.

The Company also provides guarantees of bank loans of, Fujian Tianyu Steel Products Co., Ltd., owned by the Chairman of Hendrx Corp, in the amount of $5,268,544 at December 31, 2004 and remains unchanged to June 30, 2005, as below.

21

Note 11. SHORT TERM BANK LOANS/GUARANTEES (Cont'd)

Bank guarantees of loans of Fujian Tianyu Steel Products Co., Ltd., as borrower from the banks, are below:

	Bank Loan Payable Balance at December 31, 2004		Maximum Amount of Guarantee at December 31, 2004	
	RMB	US$	RMB	US$
Fuqing Agriculture Bank	18,500,000	$ 2,238,544	18,500,000	$ 2,238,544
Fuqing Agriculture Bank	5,000,000	605,000	5,000,000	605,000
Communication Bank	8,200,000	992,200	10,000,000	1,210,000
ChungXing Bank	4,400,000	532,400	5,000,000	605,000
	36,100,000	4,368,144	38,500,000	4,658,544
	Hong Kong Dollars		Hong Kong Dollars	
Xing Chang Bank	5,000,000	610,000	5,000,000	610,000
TOTAL		$ 4,978,144		$ 5,268,544

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd

Note 12. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at June 30, 2005, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan. The consolidated balance sheet includes past service wage benefits payable by the wholly-owned subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd. at December 31, 2004 of $517,440. These past service wage benefits were accrued and expensed by the subsidiary prior to the acquisition of control by the Company. The Company on January 26, 2005 authorized the approval and issued by June 30, 2005, 134,400 common shares at a price of $3.85 to liquidate this debt of the subsidiary by issuance of these shares in varying amounts to the employees of the subsidiary.

22

Note 13. GEOGRAPHIC INFORMATION

(a) Revenue from external customers

		Six Months Ended June 30,			Three Months Ended June 30,	
Countries		**2005**	**%**		**2005**	**%**
Canada		3,300	0.12%		3,300	0.26%
China		3,356	0.12%		1,734	0.14%
Indonesia		388,044	14.05%		285,637	22.31%
India		55,255	2.00%		(68)	-0.01%
Israel		335,222	12.14%		261,915	20.45%
Lebanon		1,581,287	57.27%		710,266	55.47%
Malaysia		56,263	2.04%		56,263	4.39%
Thailand		171,106	6.20%		67,810	5.30%
United States		167,229	6.06%		(106,403)	-8.31%
Total	$	2,761,062	100.00%	$	1,280,454	100.00%

(b) Assets

All of the assets of the Company as at June 30, 2005 are located in China except cash of $34,235 in Canada and cash of $2,305,312 in Switzerland.

Note 14. PATENTS

In 2003, Mr. Hendrik Tjandra transferred his patents of atmospheric water generation ("AWG") to the wholly-owned subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd. These patents are registered in the People's Republic of China under the number P200304823. The subsidiary utilizes patents under license that are registered in the United States under the numbers 5,106,512, 5,149,466, 5,203,989 and 5,366,705.

Based on the appraisal report dated May 20, 2003 by Fujian Huayi Assets Appraisal Co., Ltd., these patents are valued at $2,067,931 (RMB 17,090,000 Yuan) and has been amortized by $218,273 to March 31, 2005. This amount was recorded by the Company for the patents as intangible assets; $1,034,755 was credited to the registered capital and $1,033,176 was credited to additional paid in capital.

23

Note 15. TAXES

The operating subsidiary is subject to taxes applicable in China consisting of value added taxes on domestic sales and income taxes on profits.

United States Income Tax:	June 30, 2004		December 31, 2004	
Deferred tax assets	$	683,636	$	594,713
Valuation allowance	$	(683,636)	$	(594,713)
Net deferred tax assets	$	-	$	-

Note 16. SALES DISTRIBUTORS

The Company has entered into agreements with a number of entities that will act as sales distributors for the Company. These parties are either independent third parties or related parties. Terms and conditions with these sales distributors may vary, but they essentially require the sales distributor to commit to buy finished products from the Company, to sell these products to their customers and to provide technical support to their customers as ongoing follow-up of sales.

Note 17. DIVIDENDS PAID BY SUBSIDIARY

In 2004 the subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd. prior to acquisition by the Company paid dividends of $2,344,393 (RMB19,374,771) to its shareholders

Note 18. SHORT TERM LOAN

In August 2002, the subsidiary lent RMB 950,000 (equivalent to US$114,952 as at December 31, 2004) to Hengxing Trading Company for business development purposes. This amount is unsecured, yields no interest and with no specific terms of repayment. This loan is expected to be returned in 2005 by an agreement between the legal representative, Mr. Linbin of Hengxing Trading Company and the President, Mr. Hendrix Tjandra on behalf of the subsidiary, Fujian Yuxin Electronic Products Co., Ltd.

(a) Financing by Common Stock

(i) During the six months ended June 30, 2005, the Company issued 5,303,667 common shares for net proceeds of $6,921,797.

24

HENDRX CORP.
(Formerly StarSoft, Inc.)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 19. SIGNIFICANT EVENTS DURING THE SIX MONTHS ENDED JUNE 30, 2005 (Cont'd)

(b)

Amendment of Articles of Association

By written consent resolution of the Board of Director on January 14, 2005, by Articles of Amendment to the Articles of Association of StarSoft, Inc. dated February 18, 2005, the Company:

(i)	changed its name to Hendrx Corp.

(ii)

authorized the total common stock that may be issued by the corporation at 350,000,000 shares of common stock with a par value per share of one-tenth of one cent $(0.001) and no other class shall be authorized. The change in the corporation's name and the decrease in the number of authorized common shares is effective on March 28, 2005.

(c)

By resolution of the Board of Directors effective March 12, 2005, the Company adopted a 2005 - 2007 Omnibus Stock Option Plan ("Plan") for key employees, directors and consultants and reserved 3,500,000 common shares for issuance under this plan out of the Company's authorized but unissued common shares. Out of these shares reserved, the Company granted non-qualified stock options to each of seven directors to acquire 50,000 common stocks, for five years for a total of 350,000 shares, at a price of $1.50 per share.

Note 20. SUBSEQUENT EVENTS

(a)

Legal fees and financing costs:

The Company had engaged a law firm to conduct NASDAQ application and general corporate counseling matters. The total billings for legal services and the commissions / finder's fees charged for Regulation D financing directly raised by that firm since February 2005 up to date amounted to $121,346.53. In the Company's view, the fees and commissions charged by the firm were unreasonable or without contractual rights to do so the Company challenged the reasonableness of that amount. The Company has reached settlement with the firm for the legal service fees of $35,000 for outstanding amount around $56,250. The fees settled are booked on the books on the settlement date of July 26, 2005, subject to review of the work product to be provided by the law firm.

HENDRX CORP.
(Formerly StarSoft, Inc.)
Notes to Consolidated Financial Statements
June 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 20. SUBSEQUENT EVENTS (Cont'd)

(b) Financing costs and operating expenses:

The Company has been reviewing the financing expenses and other operating expenses advanced by an unrelated party doing overseas financing which was completed in April 2005. The total amount of financing costs and advances for operations claimed by that party was equivalent to $348,022.09. However, due to the fact that there were lots of expenses and costs lacking valid invoices and receipts and thus were problematic, the actual amount of financing costs and operating expenses to be recorded is uncertain and undeterminable at of June 30, 2005, and thus not been fully posted in accounting records and in the financial statements as of June 30, 2005. In mid July, the Company decided not to wait until all receipts and received and all problems were resolved and to post those valid expenses and costs by stages. On July 20, 2005 the Company approved part of the financing costs and operating expenses with valid receipts and invoices as of that day in the amount of $273,685 (including financing costs of $87,055 and operating costs of $186,630) and recorded on books accordingly. Remaining balance claimed by that party will be validated and approved in the period when that party comes up with all the valid invoices and receipts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. Hendrx’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of Hendrx to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon Hendrx. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on Hendrx will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Hendrx, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and Hendrx’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties related to the acceptance of Hendrx’s current and future products; (iii) the ability of Hendrx to achieve and maintain sufficient revenues to fund operations; (iv) volatility of the stock market; and (v) general economic conditions. Although Hendrx believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. Hendrx undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect Hendrx’s forward-looking statements, please refer to Hendrx’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004

General

Hendrx acquired Fujian Yuxin Electronic Equipment Co., Ltd. (“Yuxin”) as its wholly owned subsidiary on December 16, 2004. Since then, Hendrx’s principal business has been the manufacture and distribution of water dispenser systems. Hendrx owns patents for atmospheric water generation (“AWG”) in China and utilizes patents under license that are registered in the United States. Hendrx head office and plant facilities are located in Ron Qiao Economic Development Zone, Fuqing City, Fujian Province, People’s Republic of China.

Hendrx’s mission is be a market leader in the design, manufacture and distribution of water solutions that bring safe, disease free, clean and affordable water to the world.

Short Term Business Strategy

Hendrx’s short term strategy is to realize net cash flow from operations, to expand marketing efforts, to enlarge manufacturing capacity, to continue research and development, and to ensure that Hendrx is recognized as a global leader in AWG.

Hendrx intends to focus on a comprehensive marketing plan that will increase international sales as well as local sales in mainland China. Management will reevaluate existing distribution agreements, develop new markets and consider alternative methods for distributing its products, such as franchise or leasing arrangements. Hendrx also hopes to align itself with major distribution partners and “Big Box” retailers. Hendrx intends to penetrate the North American market within the next twelve months by initially targeting residential and commercial market segments.

Anticipation of increased sales will cause Hendrx in the short term to increase manufacturing capacity. A current expansion of Hendrx’ manufacturing facility in Fujian, China will increase the number of AWG units that can be produced from the current level of 50,000 annually. Management believes that the increase in manufacturing capacity is sufficient to meet anticipated demand for AWG products over the next twelve months. The expansion is scheduled to be completed in late 2005.

Research and development focused on AWG units, reverse osmosis devices and related filtration systems will concentration on readying the next generation of the “ERIVA” brand unit for market.

Hendrx completed a private equity placement of $7,964,200 on April 22, 2005 to ensure sufficient cash flow, to expand marketing efforts, to complete the expansion of the company’s manufacturing facility, to streamline operations, better existing product quality and continue research and development. Proceeds of the funding are also designated for continuing obligations to Hendrx’s chairman of the board of directors and chief executive officer, Hendrik Tjandra in connection with Hendrx’s acquisition of Yuxin.

During July of 2005, Hendrx decided to pursue additional funding through a private equity placements of up to $10,000,000. The anticipated funds were to be used to further develop Hendrx’s business plan. However, as of August 6, 2005 there has been no firm commitment obtained from any investor to participate in additional fund raising.

Long Term Business Strategy

Hendrx’s longer term strategy is to establish sales in the industrial, military, commercial, disaster relief and humanitarian market segments of the water industry. Management believes that Hendrx’s industrial AWG units are ideally positioned to service this prospective market. Hendrx will also explore the establishment of a new manufacturing/assembly facility in Mexico to take advantage of the low labor cost and the North America Free Trade Agreement, which will enable Hendrx to obtain the a “GSA” number that will permit Hendrx to supply AWG units to the United States government.

Hendrx intends to maintain a position of technological leadership and innovation in AWG technology by adopting an aggressive approach towards product improvement. Management intends to continue growing its intellectual property portfolio by registering patents and trademarks for new products.

Hendrx also plans to expand and develop targeted “acquisitive” growth in the water industry that will add technologies, distribution channels, product lines and, ultimately, customers to its existing business.

Quantitative and Qualitative Disclosures of Various Risks

Historically Hendrx has had difficulty generating sufficient cash flow to expand marketing, increase manufacturing capacity and fund necessary research and development. Accordingly, there can be no assurance that Hendrx’s short or long term business strategy will provide sufficient cash flows to accomplish those objectives defined by management for future growth. Should Hendrx be unable to generate sufficient cash flow from the sale of its products or from the successful completion of private equity placements, it will be required to seek financing from alternative sources such as additional sales of its common stock or incurring additional debt in order to accomplish its current marketing, manufacturing and research and development objectives. Hendrx can provide no assurance that such efforts, if necessary, would be successful.

Hendrx’s business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to increase net cash flow and deter future prospects of revenue growth. Hendrx’s financial condition and results of operations depend primarily on revenue generated from the sale of AWG units and its ability to control expenses. Hendrx has a limited history of generating revenue which should not be viewed as an indication of continued growth. Hendrx also has a historical record of incurring losses. Should Hendrx be unable to consistently generate revenue and reduce or stabilize expenses to the point where it can consistently maintain net cash flow, such failure will have an immediate impact on the its ability to continue its business operations.

Results of Operations

Hendrx’s financial statements are stated in U.S. dollars in accordance to US GAAP and are consolidated with the financial statements of Eastway and Yuxin for the three and six month periods ended June 30, 2005. Note that the consolidated statement of operations and the consolidated statement of cash flows for the three and six month periods in 2004, do not include the operations of Eastway or Yuxin which operations were acquired on December 16, 2004.

During the period from January 1, 2005 through June 30, 2005, Hendrx’s subsidiary Yuxin was engaged in research and development, manufacturing and the marketing of AWG units from Fujian, China. Hendrx expects that over the next twelve months it will embark on a comprehensive marketing plan for the sale of AWG units while expanding manufacturing capacity and focusing on innovation through research and development.

Three and six month periods ended June 30, 2005 and 2004

Gross Revenues and Cost of Goods Sold

Gross revenues for the three month period ended June 30, 2005 were $1,280,454 as compared to $0 for the three month period ended June 30, 2004. Gross revenues for the six month period ended June 30, 2005 were $2,761,062 as compared to $0 for the six month period ended June 30, 2004. Gross revenue in the current three and six month periods is based almost entirely on the sale of AWG units. Prior to the acquisition of Yuxin, in the prior comparative three and six month periods, Hendrx had no significant operations. Hendrx expects to increase gross revenue over the next twelve months.

Cost of goods sold for the three month period ended June 30, 2005 was $995,728 as compared to $0 for the three month period ended June 30, 2004. Cost of goods sold for the six month period ended June 30, 2005 was $2,111,199 as compared to $0 for the six month period ended June 30, 2004. Cost of goods sold can be attributed primarily to the purchase of components used in the AWG units. Hendrx expects that the cost of goods sold will increase in relation to anticipated increases in gross revenue.

Expenses

Selling expenses for the three month period ended June 30, 2005 were $100,892 as compared to $0 for the three month period ended June 30, 2004. Selling expenses for the six month period ended June 30, 2005 were $138,017 as compared to $0 for the comparable period ended June 30, 2004. Hendrx anticipates that selling expenses will increase over the next twelve months as a comprehensive marketing strategy is launched to increase sales of the company’s water dispenser systems.

General and administrative expenses for the three month period ended June 30, 2005 were $436,791 as compared to $329 for the three month period ended June 30, 2004. General and administrative expenses for the six month period ended June 30, 2005 were $762,562 as compared to $2,937 of the comparable period ended June 30, 2004. The increase in general and administrative expenses over the comparative periods can be attributed to an increase in costs associated with acquiring operations on December 16, 2004. Increases were recorded for personnel costs, consulting fees, professional advice, accounting expenses, auditing fees, public reporting and travel. Hendrx anticipates that general and administrative will decrease in future periods.

Stock-based compensation was $0 for the three month periods ended June 30, 2005 and 2004. Stock-based compensation costs for the six month period ended June 30, 2005 were $1,764,000 as compared to $0 for the comparable period ended June 30, 2004. Stock-based compensation costs in the current six month period can be attributed to the extraordinary grant of 350,000 stock options to certain board members on March 12, 2005. The stock-based compensation cost was calculated using fair value method by Black-Scholes Option Pricing model. Hendrx does not anticipate further stock-based compensation costs over the next twelve months.

Net Losses

Net losses for the three month period ended June 30, 2005 increased to $261,542 from $329 for the comparable three month period ended June 30, 2004. Net losses for the six month period ended June 30, 2005 increased to $2,044,651 from $2,937 for the comparable six month period ended June 30, 2004. Net losses in the current three and six month periods can be attributed to general and administrative expenses and extraordinary stock based compensation costs associated with the grant of stock options. Prior to the acquisition of Yuxin, Hendrx had no significant operations. Hendrx expects that net losses will decrease in future periods in relation to anticipated increases in revenue and decreases in general and administrative costs.

Liquidity and Capital Resources

Cash flow used for operations in the three month period ended June 30, 2005 was $1,102,747 as compared to $329 for the three month period ended June 30, 2004. Cash flow used for operations in the six month period ended June 30, 2005 was $754,929 as compared to cash flow used for operations of $2,937 for the comparable six month period ended June 30, 2004. Cash flow used for operations for the current three and six month periods can be attributed to net losses, pre-paid expenses and accounts payable. Prior to the acquisition of Yuxin, Hendrx was without significant operations. Hendrx expects that a decrease in net losses and accounts payable in future periods will produce cash flow from operations.

Cash flow used for investing activities for the three month period ended June 30, 2005 was $1,336,366 as compared to cash flow from investing activities of $4,000 for the three month period ended June 30, 2004. Cash flow used for investing activities for the six month period ended June 30, 2005 was $2,621,631 as compared to cash flows from investing activities of $4,000 for the six months ended June 30, 2004. Cash flow used in investing activities in the current three and six month periods can be attributed to the purchase obligations associated with the acquisition of Yuxin and the purchase of manufacturing equipment utilized in the production of AWG units. Prior to the acquisition of Yuxin, Hendrx was without significant operations. Hendrx expects that cash flow used for investing activities will increase over future periods as it continues to improve its manufacturing facility and completes the final installment payment on the purchase of Yuxin.

Cash flow provided by financing activities for the three month period ended June 30, 2005 was $814,589 as compared to $0 for the three month period ended June 30, 2004. Cash flow provided by financing activities was $5,889,501 for the six months ended June 30, 2005 as compared to $0 for the six month period ended June 30, 2004. Cash flow provided by financing activities in the current three and six month periods can be attributed to the completion of a private placement of the company’s equity. Hendrx expects to produce additional cash flow from financing activities during 2005.

Hendrx had a working capital surplus of $1,024,041 as of June 30, 2005 and has funded its cash needs since inception from revenue, in combination with debt and equity financing provided by banks and other unrelated parties. Hendrx has issued 134,400 restricted common shares to pay accrued wages benefits of $517,440 and will continue to use equity to finance debts incurred from the acquisition of Yuxin as necessary. Hendrx anticipates that cash flow from revenues and anticipated equity placements will be sufficient to fund operations in 2005. However, there can be no assurance that Hendrx will generate sufficient cash flows from revenue or debt or equity placements to fund current operations. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures will be primarily funded by future equity financings.

Hendrx’s bank loans of $2,748,761 are all guaranteed by Fujian Tienyu Steel Products Co., Ltd., (“Tienyu”) a company owned by the chairman of the board of directors of Hendrx. In return, Hendrx, through its subsidiary Yuxin, has guaranteed Tienyu’s bank loans of $5,268,544. Based on the financial results of Tienyu, Hendrx believes that Tienyu will be able repay its loans on a consistent basis. Nonetheless, Hendrx intends to reduce these mutual guarantees gradually over time.

On April 22, 2005, Hendrx completed a private equity placement that raised a total of $7,964,200 from the sale of 4,428,667 restricted common shares at $1.50 per share and 875,000 restricted common shares at $1.51 per share. Hendrx paid a ten percent (10%) financing sales commission, a 0.5% finder’s fee, and $40,000 in escrow fees in connection with the placement. The proceeds of the placement are to be used and to complete the purchase of Yuxin, improve and expand manufacturing capacity, expand marketing efforts on a comprehensive basis and fund further research and development.

Hendrx adopted a Stock Option and Compensation Plan (“Plan”) on March 12, 2005. Under the Plan, Hendrx may issue stock, stock appreciation rights, or grant options to acquire Hendrx’s common stock to employees of Hendrx or its subsidiaries. The board of directors, at its own discretion may also issue stock, stock appreciation rights or grant options to other individuals, including consultants or advisors, who render services to Hendrx or its subsidiaries. Hendrx granted 350,000 options with an exercise price of $1.50 for a period of five years to all members of the board of directors as of March 12, 2005.

Hendrx, except in respect to the grant of stock options, has no defined benefit plan or contractual commitment with any of its officers or directors.

Hendrx has plans to expand its manufacturing facility in Fujian, China and does intend to purchase equipment in connection with that expansion.

Hendrx has no current plans to make any significant changes in the number of employees.

Income Tax Expense (Benefit)

Hendrx recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax liability associated with any net earnings will be offset by deferred tax assets related to the net operating loss carryforwards of Hendrx. A valuation allowance has been recorded for the remaining amount of net deferred tax asset due to the uncertainty surrounding its ultimate realization.

Impact of Inflation

Hendrx believes that inflation has had a negligible effect on operations over the past three years. Hendrx believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Critical Accounting Policies

In Note 2 to the unaudited consolidated financial statements for the period ended June 30, 2005 and 2004 included in this Form 10-QSB, Hendrx discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Hendrx believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. Hendrx bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, we apply the following critical accounting policies in the preparation of its financial statements

Revenue Recognition

Hendrx generates revenue through the sale of AWG units whether to wholesale distributors or to individual consumers. Revenues are recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Going Concern

Hendrx’s auditor has expressed concern as to Hendrx’s ability to continue as a going concern as a result of recurring losses, limited revenue-generating activities and working capital deficiency of $5,799,903 as of December 31, 2004. Hendrx’s ability to continue as a going concern is subject to the ability of Hendrx to realize net income and obtain funding from outside sources. Management’s plan to address Hendrx’s ability to continue as a going concern, include: (1) obtaining further funding from private placement sources; (2) obtaining additional funding from the sale of Hendrx’s securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow Hendrx to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

On April 15, 2005, Hendrx authorized the issuance of 200,000 shares of common stock to valued at $1.51 a share to the Phillips W. Smith Family Trust in exchange for cash consideration of $302,000, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933 (“Securities Act”), as amended.

Hendrx made this offering based on the following factors: (1) the issuance was an isolated private transaction by Hendrx which did not involve a public offering; (2) there was only one offeree who was issued Hendrx’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and Hendrx.

On April 13, 2005, Hendrx authorized the issuance of 500,000 shares of restricted common stock valued at $1.50 a share to Affaires Financieres S.A. in exchange for cash consideration of $750,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

Hendrx made this offering based on the following factors: (1) the issuance was an isolated private transaction by Hendrx which did not involve a public offering; (2) there was only one offeree who was issued Hendrx’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and Hendrx.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

Hendrx complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

On April 8, 2005, Hendrx authorized the issuance of 100,000 shares of common stock to valued at $1.51 a share to Jack A. Norqual in exchange for cash consideration of $151,000, pursuant to exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933 (“Securities Act”), as amended.

Hendrx made this offering based on the following factors: (1) the issuance was an isolated private transaction by Hendrx which did not involve a public offering; (2) there was only one offeree who was issued Hendrx’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock and has continued to hold it since it was acquired; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and Hendrx.

During April of 2005, Hendrx authorized the issuance of 66,667 shares of restricted common stock valued at $1.50 a share to Saeed Mohamed Rasool/Mohamed Hussain Alkhouri in exchange for cash consideration of $100,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

Hendrx made this offering based on the following factors: (1) the issuance was an isolated private transaction by Hendrx which did not involve a public offering; (2) there was only one offeree who was issued Hendrx’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and Hendrx.

Hendrx complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

During April of 2005, Hendrx authorized the issuance of 100,000 shares of restricted common stock valued at $1.50 a share to Ahmed Seddiq Mohamed Hussain Khouri in exchange for cash consideration of $150,000 pursuant to the exemptions from registration provided by Regulation S and Section 4(2) of the Securities Act of 1933.

Hendrx made this offering based on the following factors: (1) the issuance was an isolated private transaction by Hendrx which did not involve a public offering; (2) there was only one offeree who was issued Hendrx’s stock for cash consideration; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and Hendrx.

Hendrx complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to an offeree who was outside the United States at the time the settlement agreement originated, and ensuring that the entity to whom the stock was issued was a non-U.S. person with an address in a foreign country.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on Page 37 of this Formm 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of September, 2005.

Hendrx Corp.

/s/ Hendrik Tjandra
Name:
Hendrik Tjandra

Title: Chief Executive Officer, Chairman of the Board of Directors

/s/ James Shao
Name:
James Shao

Title: Chief Financial Officer and Principal Accounting Officer

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