Form 10QSB
period 2005-09-30
HENDRX CORP
filed 2005-11-14
CIK 1082696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

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

(778) 889-8014
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No     X

At November 14, 2005, the number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term “Hendrx” refers to Hendrx, Corp. (formerly known as “Starsoft, Inc.”), a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited interim consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

 HENDRX CORP.
 (Former name Starsoft, Inc.)
 Consolidated Balance Sheet
 At September 30, 2005
  (With Comparative Figures at December 31, 2004)
 (Expressed in US Dollars)
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

                                                                                   September 30,           December 31,
                                                                                        2005                   2004
                                                                               ----------------------- ---------------------
 Assets                                                                              (Unaudited)             (Audited)
 Current Assets

         Cash and cash equivalents (Note 2)                                    $            2,192,279             $ 507,677

         Accounts receivable (Note 4)                                                       1,073,435               412,724

         Inventories (Note 5)                                                               1,493,175               978,376

         Short term loan (Note 18)                                                            105,271               114,952

         Taxes refundable                                                                      66,236                     -

         Prepaid expenses and deposits                                                         13,811                86,284
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
 Total Current Assets                                                                       4,944,207             2,100,013
----------------------------------------------------------------------------------------------------------------------------
 Fixed assets (Note 7)
                                                                                            5,593,672             5,071,568

 Intangible assets (Note 6)                                                                 2,942,622             3,069,352

 Goodwill (Note 3)                                                                         31,854,137            31,854,137

----------------------------------------------------------------------------------------------------------------------------
 Total assets                                                                  $           45,334,638          $ 42,095,070
----------------------------------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity
 Current Liabilities

         Accounts payable and accrued liabilities (Note 9)                     $              636,963$              401,419

         Accrued wage benefits (Note 12)                                                            -               517,440

         Short term bank loans (Note 11)                                                    2,729,639             3,481,057

         Loan from Kirin Capital Corp. (Note 3)                                                     -               300,000

         Due on purchase of subsidiary (Note 3)                                             1,200,000             3,200,000

---------------------------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                                  4,566,602             7,899,916
---------------------------------------------------------------------------------------------------------------------------

 Stockholders' Equity
         Capital stock (Note 8)

                Par value                                                                      37,238                31,800

                Additional paid in capital                                                 41,432,066            34,129,400

         Contributed surplus - stock-based compensation                                     1,764,000                     -

         Retained earnings (Deficit)                                                      (2,465,268)                33,954

---------------------------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                                40,768,036            34,195,154
----------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                    $           45,334,638          $ 42,095,070
----------------------------------------------------------------------------------------------------------------------------

           Commitments: Notes 3, 11, 18; Going Concern: Note 1; Guarantees: Note 11; Subsequent Events: Note 20

                                                       - See Accompanying Notes -

 HENDRX CORP.
 (Former name Starsoft, Inc.)
 Consolidated Statement of Operations
 (Expressed in US Dollars)
 (Unaudited)
------------------------ -------------- ---------- --- -- --------------- --- ---------- --- --------------- --- ----------

                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30,                       September 30,
                                                          ------------------------------     ------------------------------
                                                               2005             2004              2005              2004
                                                          ---------------     ----------     ---------------     ------------

 Revenue                                           $             991,330  $           -  $        3,752,392  $            -
 Cost of Goods Sold                                              908,254              -           3,019,453               -
--------------------------------------- ---------- --- -- --------------- --- ---------- --- --------------- --------------
------------------------
 Gross Profit                                                     83,076              -             732,939               -
------------------------ -------------- ---------- --- -- --------------- --- ---------- --- --------------- --------------
------------------------
 Gross Profit %                                                    8.38%              -              19.53%               -
------------------------ -------------- ---------- --- -- --------------- --- ---------- --- --------------- --------------
                      Selling Expenses                           123,750              -             261,767               -
 General and administrative expenses                             413,359             54           1,175,921           2,991
 Stock-based compensation (Note 8)                                   -                -           1,764,000               -
-------------------------------------------------- --- -- --------------- --- ---------- --- --------------- --------------
------------------------
 Total Expenses                                                  537,109             54           3,201,688           2,991
------------------------ -------------- ---------- --- -- --------------- --- ---------- --- --------------- --------------
 Profit before income taxes                                    (454,033)           (54)         (2,468,749)          (2,991)
 Income taxes                                                        538              -              30,473               -
--------------------------------------- ---------- --- -- --------------- --- ---------- --- --------------- --------------
 Net loss for the period                          $            (454,571)  $        (54)  $      (2,499,222)    $    (2,991)
--------------------------------------- ---------- --- -- --------------- --- ---------- --- --------------- --------------

 HENDRX CORP.
 (Former name Starsoft, Inc.)
 Consolidated Statement of Retained Earnings (Deficit)
 (Expressed in US Dollars)
 (Unaudited)
------------------------ -------------- ---------- --- -- --------------- --- ---------- --- --------------- ---------------

                                                               Three Months Ended                   Nine Months Ended
                                                                  September 30,                       September 30,
                                                          ------------------------------     ------------------------------
                                                               2005             2004              2005              2004
                                                          ---------------     ----------     ---------------     ----------
 Retained earnings (Deficit),
  Beginning of the period                          $         (2,010,697)  $    (75,197)  $           33,954  $      (72,260)
 Net loss for the period                                       (454,571)           (54)         (2,499,222)         (2,991)
--------------------------------------- ---------- --- -- --------------- --- ---------- --- --------------- --------------

 Retained earnings (Deficit), end of
    period                                         $         (2,465,268)  $    (75,251)  $      (2,465,268)  $      (75,251)
-------------------------------------------------- --- -- --------------- --- ---------- --- --------------- --------------

                                                      - See Accompanying Notes -

 HENDRX CORP.
 (Former name Starsoft, Inc.)
 Consolidated Statement of Cash Flows
 (Expressed in US Dollars)
 (Unaudited)
--------------------------- --------------- ------ --- ---- -------------- --- ------------ --- --------------- --- ------------

                                                                  Three Months Ended                   Nine Months Ended
                                                                    September 30,                        September 30,
                                                            -------------------------------     --------------------------------
                                                                2005              2004               2005              2004
                                                            --------------     ------------     ---------------     ------------
 Cash derived from (used for)
       Operating activities
          Net loss for the period                  $            (454,571)  $          (54)  $      (2,499,222)  $       (2,991)
          Items not required for cash
             Amortization - tangible assets                       119,766                -             322,494                -
             Amortization - intangible assets                      42,469                -             126,730                -
             Stock-based compensation                                   -                -           1,764,000                -
          Changes in non-cash working capital items
             Accounts receivable                                 (65,522)                -           (660,711)                -
             Inventories                                        (250,407)                -           (514,799)                -
             Taxes refundable                                     (2,388)                -            (66,236)                -
             Prepaid expenses                                           -                -              62,671                -
             Accounts payable and accrued liabilities             136,053                -             235,544                -
-------------------------------------------------- --- ---- -------------- --- ------------ --- --------------- --- -----------
 Total funds used for operating activities                      (474,600)             (54)         (1,229,529)          (2,991)
-------------------------------------------------- --- ---- -------------- --- ------------ --- --------------- ---------------
       Financing activities
          Short term bank loans                                  (19,122)                -           (751,418)                -
          Loan from Kirin capital Corp.                                 -                            (300,000)
          Share capital                                         (131,133)                -           6,790,664                -
----------------------------------------------------------- -------------- --- ------------ --- --------------- --- ------------
 Total funds from financing activities                         (150,255)                 -           5,739,246                -
----------------------------------------------------------- -------------- --- ------------ --- --------------- --- ------------

       Investing activities
          Short term loan                                               -                -                   -            4,000
          Fixed assets                                          (222,967)                -           (844,598)                -
          Payment on purchase of subsidiary                             -                -         (2,000,000)                -
----------------------------------------------------------- -------------- --- ------------ --- --------------- --- ------------
 Total funds from (used in ) investing activities               (222,967)                -         (2,844,598)            4,000
----------------------------------------------------------- -------------- --- ------------ --- --------------- --- ------------
 Effect of foreign exchange translation                            19,483                -              19,483                -
            Cash and cash equivalents, increase (decrease)
          during the period                                     (828,339)             (54)           1,684,602            1,009
 Cash and cash equivalents,
        beginning of the period                                 3,020,618           1,153              507,677               90
----- -- ---------------------------------- ------ --- ---- -------------- --- ------------ --- --------------- --- ------------
 Cash and cash equivalents,
        end of the period                       $               2,192,279  $         1,099  $        2,192,279  $         1,099
----- -- ---------------------------------- ------ --- ---- -------------- --- ------------ --- --------------- --- ------------

 Supplementary cash flow information
 Shares issued for accrued wage benefits           $                    -  $             -  $          517,440  $             -
 Stock Based Compensation                          $                    -  $             -  $        1,764,000  $             -
                                                      - See Accompanying Notes -

HENDRX CORP.
(Former name StarSoft, Inc.)
Consolidated Statement of Changes in Stockholders' Equity
From Date of Inception on May 4, 1998 to September 30, 2005
(Expressed in US Dollars)
(Unaudited)
---------------------------------------------------------- -- ------------- --- ----------- --- ------------- --- ------------- --- ------------- -- --------------
                                                                                                                  Accumulated
                                                                                Par Value       Additional          Retained
                                                                 Common          @ $0.001         Paid-in           Earnings        Contributed      Stockholders'
                                                                 Shares         Per Share         Capital          (Deficit)          Surplus           Equity
                                                              -------------     -----------     -------------     -------------     -------------    --------------
Balance, May 4, 1998                                                        $               $                 $                 $                 $
Stock issued                                                     1,000,000           1,000             9,000                                                10,000
Net income (loss) - 1998                                                                                              (10,000)                            (10,000)
---------------------------------------------------------- -- ------------- --- ----------- --- ------------- --- ------------- --- ------------- -- --------------
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
---------------------------------------------------------- -- ------------- --- ----------- --- ------------- --- ------------- --- ------------- -- --------------
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
---------------------------------------------------------- -- ------------- --- ----------- --- ------------- --- ------------- --- ------------- -- --------------
Balance December 31, 2000                                        2,120,000           2,120            68,880          (71,500)                               (500)
Net income (loss) - 2001                                                                                                 (167)                               (167)
---------------------------------------------------------- -- ------------- --- ----------- --- ------------- --- ------------- --- ------------- -- --------------
Balance December 31, 2001                                        2,120,000           2,120            68,880          (71,667)                               (667)
Net income (loss) - 2002                                                                                                 (341)                               (341)
---------------------------------------------------------- -- ------------- --- ----------- --- ------------- --- ------------- --- ------------- -- --------------
Balance December 31, 2002                                        2,120,000           2,120            68,880          (72,008)                             (1,008)
Net income (loss) - 2003                                                                                                 (252)                               (252)
---------------------------------------------------------- -- ------------- --- ----------- --- ------------- --- ------------- --- ------------- -- --------------
Balance December 31, 2003                                        2,120,000           2,120            68,880          (72,260)                             (1,260)
2004 Forward stock split and                                                                                                                                     -
   reorganization of stock                                      19,080,000         16,960           (16,960)                                                     -
------------------------------------ --------------------- -- ------------- --- ----------- --- ------------- --- ------------- --- ------------- -- --------------
                                                                19,080,000          19,080            51,920          (72,260)                             (1,260)
Issuance of shares for acquisition of                                                                                                                            -

   wholly-owned subsidiary                                      12,720,000          12,720        34,077,480                                            34,090,200
                                                                                                                                                                 -
Net profit for year ended                                                                                                                                        -
   December 31, 2004                                                                                                   106,214                             106,214
---------------------------------------------------------- -- ------------- --- ----------- --- ------------- --- ------------- --- ------------- -- --------------

Balance, December 31, 2004                                      31,800,000          31,800        34,129,400            33,954                          34,195,154
Shares issued for cash                                           5,303,667           5,304         6,785,360                                             6,790,664
Shares issued for
   accrued wage benefits                                           134,400             134           517,306                                               517,440
Stock-based compensation                                                                                                               1,764,000         1,764,000
Net loss for nine months ended September 30, 2005                                                                  (2,499,222)                         (2,499,222)
------------------------------------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                                     37,238,067   $      37,238    $   41,432,066          $  (2,465,268)  $1,764,000  $     40,768,036
------------------------------------------------------------------------------------------------------------------------------------------------------------------
-                                                           See Accompanying Notes -

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Organization

HENDRX Corp. (formerly StarSoft Inc.) (“Hendrx”) was incorporated under the laws of the State of Nevada on May 4, 1998 for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. Hendrx operated from May 4, 1998 through approximately October 31, 2000 developing and marketing computer software. Hendrx had also planned to offer consulting services for software developers but that aspect of Hendrx’s business never materialized. Since October 31, 2000, Hendrx ceased the aforementioned operations and was in the development stage until December 16, 2004, when it acquired 100% of the issued shares of Eastway Global Investment Limited, which included the latter company’s wholly-owned operating subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd.

Organization and Nature of Business of the Wholly Owned Operating Subsidiary

Fujian Yuxin Electronic Equipment Co., Ltd.("YuXin"), was incorporated under the laws of People's Republic of China on February 18, 1993.

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that Hendrx will realize its assets and discharge its liabilities in the normal course of business. Hendrx has working capital of $377,605 at September 30, 2005, but might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of Hendrx to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should Hendrx be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of Hendrx’s business.

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Hendrx and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

Basis of presentation

These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“USGAAP”).

Development Stage Enterprise

Hendrx was a development stage enterprise, as defined in Financial Accounting Standards Board No. 7 until the date of the acquisition in Note 1, above. Its planned principal operations had not commenced prior to that date, and, accordingly, no revenue had been derived during the organizational period. The development stage discontinued when Hendrx acquired the wholly owned subsidiary on December 16, 2004.

Accounting Method

Hendrx financial statements are prepared using the accrual method of accounting. Fixed assets are stated at cost. Depreciation and amortization uses the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

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

Concentration of credit risk

Financial instruments that potentially subject Hendrx to a significant concentration of credit risk consist primarily of cash and cash equivalents that are not collateralized and accounts receivable that are unsecured. Hendrx limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with the maturity at the date of purchase of three months or less.

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock based compensation

Effective January 1, 2005, Hendrx adopted revised SFAS No. 123, “Share-Based Payment” which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees.” This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transaction. The statement applies to all awards granted, modified, repurchased or cancelled after January 1, 2005, and unvested portion of previously issued and outstanding awards. Stock-based compensation newly issued in 2005 is expensed in accordance with the fair value based method of accounting. The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. Hendrx estimates the fair value of stock options using the Black-Scholes option valuation model.

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share

Hendrx adopted Financial Accounting Standards (SFAS) No. 128. Earnings Per Share which simplifies the computation of earnings per share requiring the restatement of all prior periods.

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

Capital assets and depreciation

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

Patents

Hendrx owns patents of atmospheric water generation (“AWG”) registered in the People’s Republic of China under number P200304823. The subsidiary utilizes patents under sub-license that are registered in the United States under the numbers 5,106,512, 5,149,466, 5,203,989 and 5,366,705.

The patents are recorded at the appraisal value at the date of acquisition and amortized over 15 years.

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue recognition

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

Financial instruments

Hendrx’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, short term loans payable and other current liabilities. Unless otherwise noted, it is management’s opinion that Hendrx is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

Segmented information

Hendrx’s identifiable assets are all located in China except cash of $10,069 in Canada and cash of $1,952,515 in Switzerland. Revenue on a geographical basis is disclosed in note 13, below.

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

The reporting currency of Hendrx is the United States Dollar. The accounts of other currencies are translated into US Dollars on the following basis:

o Monetary assets and liabilities are translated at the current rate of exchange.
o The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.
o Gains or losses on remeasurement from the recording currency are recognized in current net income.
o Gains or losses from foreign currency transactions are recognized in current net income.
o Fixed assets are measured at historical exchange rates that existed at the time of the transaction.
o Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD.

On December 16, 2004, Hendrx acquired from Mr. Hendrik Tjandra, Eastway Global Investment Limited (“Global”), a corporation formed under the laws of the British Virgin Islands, which owns Fujian Yuxin Electronic Equipment Co., Ltd. (“Yuxin”)

Yuxin carries on the business of the design, manufacture and sale of atmospheric water generators from a facility on lands leased by Yuxin located in Fuqing, Fujian, China.

Eastway was the owner of all of the registered capital of Yuxin, and Mr. Hendrik Tjandra (“Tjandra”) was the owner of all the issued and outstanding shares in the capital of Eastway.

The completion of the purchase and sale of the shares took place immediately upon delivery and execution of the agreement on December 16, 2004.

David Tjahjadi, the son of Hendrik Tjandra, is also a principal to the agreement as he is an officer and director of Yuxin.

Hendrik Tjandra and David Tjahjadi are referred to as “the Principals” in the agreement.

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD. (Cont'd)

Terms and conditions of this agreement are as follows:

(a)	a deposit of $300,000 deposited with the solicitors of Kirin Capital pursuant to a letter Agreement dated October 29, 2004 between Kirin Capital Corp., the Principals and Yuxin.

(b)	The purchase price for the shares was $3,500,000 cash plus the market value of purchase price shares, in (d); below, and in future earn-out shares as computed in (e), below.

(c)	The cash purchase price in (b), above, was to be paid as follows:

(i) $300,000 by assignment and release of the deposit outlined in (a), above, to Tjandra, and

(ii) $1,000,000 payable to Tjandra on January 31, 2005, and

(iii) $1,000,000 payable to Tjandra on April 30, 2005, and

 (iv) $1,200,000 payable to Tjandra on August 31, 2005 (Note 20)

        The payments required in (i), (ii), (iii) and (iv) have been paid.

(d)	the issuance on closing of 12,720,000 common shares to Tjandra equal to 40% of the issued and outstanding shares of Hendrx

(e)

an earn-out bonus to the Principals, in equal shares, the number of shares required to bring the principals’ aggregate holding of shares in the capital of Hendrx up to 51% within 30 days after the release and publication of Hendrx’s audited financial statements for the first fiscal year in which the gross revenue, on a consolidated basis, exceeds $15,000,000.

(f)

The payment dates in (c)(iii) and (iv), above, had an additional “Grace Period” of 60 days to make any such payment. Interest accrues during any given Grace Period to Tjandra’s benefit on any unpaid amount at the rate of 18% per annum, compounded monthly.

(g)

A non-compete agreement whereby the Principals agreed not to compete with the businesses carried on by Hendrx and /or Yuxin or any affiliates or related companies, anywhere in the world, for a period of 2 years from the closing date.

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD. (Cont'd)

(h)     Funding commitment by Hendrx as follows:

(i)	to raise financing or dedicate existing financing and resources, of $1,500,000 for further development of Yuxin’s business, within 30 days after the closing date; and

(ii)

after closing, Hendrx was to formalize with Tjandra an irrevocable marketing commitment and strategy for marketing the business and for increasing market and investor awareness of Yuxin’s business, whereby. shall use its best commercial efforts to raise financing, or to dedicate existing financing and/or resources, of $2,000,000 to be allocated therefrom as to (a) $1,000,000 to market the operating company and promote the business, market and product strategy, and (b) $1,000,000 to increase brand and product awareness through video, digital print and electronic media, endorsements, sponsorship and media campaigns.

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

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 5.          INVENTORIES

Inventories are stated at the weighted average method on a first-in first-out (“FIFO”) basis. Summary of inventories, is as follows:

Note 6.           INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION

Note 7.           FIXED ASSETS AND ACCUMULATED DEPRECIATION

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 7.           FIXED ASSETS AND ACCUMULATED DEPRECIATION (continued)

Note 8.          COMMON STOCK

Net Loss Per Share

Basic and diluted weighted average number of shares outstanding for the period ended September 30, 2005 are as follows:

Stock Options / Stock Based Compensation

Stock options outstanding at September 30, 2005:

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 8.           COMMON STOCK (continued)

Stock Options / Stock Based Compensation (continued)

The fair value of these options was determined using the Black-Scholes option pricing model, recognizing forfeitures as they occur, using the following assumptions:
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. Hendrx’s stock options are not transferable and cannot be traded. The Black-Scholes model also requires an estimate of expected volatility. Hendrx uses historical volatility rates of Hendrx to arrive at an estimate of expected volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore do not necessarily provide a reliable measure of the fair value of Hendrx’s stock options.

Stock based compensation expensed for the quarter ended March 31, 2005 was $1,764,000 and is also disclosed as contributed surplus.

Note 9.           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 10. RELATED PARTY TRANSACTIONS

(a)     During the period ended September 30, 2005, sales to related parties are as follows:
(b)     During the period ended September 30, 2005, purchases from related parties are as follows:
(c)     During the period ended September 30, 2005, Hendrx paid total consulting services of $142,823 to officers and directors.

(d)     There are no balances due to, or from, related parties at September 30, 2005, except for the amount due on purchase of the subsidiary which is payable to Mr. Hendrik Tjandra, President, Chairman and Director of Hendrx, of $1,200,000 due on August 31, 2005 (Note 3 and Note 20)

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 11. SHORT TERM BANK LOANS/GUARANTEES

Short term loans are borrowing from banks. The terms of these short term loans are summarized as follows:
These short term loans are secured by Hendrx’s assets and guaranteed by Fujian Tianyu Steel Products Co., Ltd. owned by the Chairman of Hendrx Corp.

Hendrx also provides guarantees of bank loans of, Fujian Tianyu Steel Products Co., Ltd., owned by the Chairman of Hendrx Corp, in the amount of $5,268,544 at December 31, 2004 and remains unchanged to September 30, 2005, as below.

Bank guarantees of loans of Fujian Tianyu Steel Products Co., Ltd., as borrower from the banks, are below:

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 12.           PENSION AND EMPLOYMENT LIABILITIES

Hendrx does not have any liabilities as at September 30, 2005, for pension, post-employment benefits or post-retirement benefits. Hendrx does not have a pension plan. The consolidated balance sheet includes past service wage benefits payable by the wholly-owned subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd. at December 31, 2004 of $517,440. These past service wage benefits were accrued and expensed by the subsidiary prior to the acquisition of control by Hendrx. Hendrx on January 26, 2005 authorized the approval and issued by September 30, 2005, 134,400 common shares at a price of $3.85 to liquidate this debt of the subsidiary by issuance of these shares in varying amounts to the employees of the subsidiary.

Note 13.           GEOGRAPHIC INFORMATION

(a)     Revenue from external customers

(b) Assets

All of the assets of Hendrx as at September 30, 2005 are located in China except cash of $10,070 in Canada and cash of $1,952,514 in Switzerland.

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 14.           PATENTS
In 2003, Mr. Hendrik Tjandra transferred his patents of atmospheric water generation (“AWG”) to the wholly-owned subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd. These patents are registered in the People’s Republic of China under the number P200304823. The subsidiary utilizes patents under sub-license that are registered in the United States under the numbers 5,106,512, 5,149,466, 5,203,989 and 5,366,705.

Based on the appraisal report dated May 20, 2003 by Fujian Huayi Assets Appraisal Co., Ltd., these patents are valued at $2,067,931 (RMB 17,090,000 Yuan) and has been amortized by $218,273 to March 31, 2005. This amount was recorded by Hendrx for the patents as intangible assets; $1,034,755 was credited to the registered capital and $1,033,176 was credited to additional paid in capital.

Note 15.           TAXES
Hendrx has incurred operating losses up to September 30, 2005 that may be available to offset future taxable income. Hendrx has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded and a fully deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

Note 16.           SALES DISTRIBUTORS

Hendrx has entered into agreements with a number of entities that will act as sales distributors for Hendrx. These parties are either independent third parties or related parties. Terms and conditions with these sales distributors may vary, but they essentially require the sales distributor to commit to buy finished products from Hendrx, to sell these products to their customers and to provide technical support to their customers as ongoing follow-up of sales.

Note 17.           DIVIDENDS PAID BY SUBSIDIARY

In 2004 the subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd. prior to acquisition by Hendrx paid dividends of $2,344,393 (RMB 19,374,771) to its shareholders

Note 18.           SHORT TERM LOAN

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

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 19. SIGNIFICANT EVENTS DURING THE CURRENT YEAR

(a)	Financing by Common Stock

(i)	During the nine months ended September 30, 2005, Hendrx issued 5,303,667 common shares for net proceeds of $6,785,360.

(ii)

On January 26, 2005, Hendrx authorized the issuance of 134,400 shares of restricted common stock, for services rendered at a price of $3.35 per share to 327 employees, each of whom is an employee of Fujian Yuxin Electronic Equipment Co., Ltd., a wholly-owned subsidiary. These shares were issued on February 2, 2005, at a market price of $3.85 per share for a total of $517,306.

(b)	Amendment of Articles of Association

By written consent resolution of the Board of Director on January 14, 2005, by Articles of Amendment to the Articles of Association of StarSoft, Inc. dated February 18, 2005, Hendrx:

    (i)        changed its name to Hendrx Corp.

(ii)

authorized the total common stock that may be issued by the corporation at 350,000,000 shares of common stock with a par value per share of one-tenth of one cent $(0.001) and no other class shall be authorized. The change in the corporation’s name and the decrease in the number of authorized common shares is effective on March 28, 2005.

(c)     By resolution of the Board of Directors effective March 12, 2005, Hendrx adopted a 2005 — 2007 Omnibus Stock Option Plan (“Plan”) for key employees, directors and consultants and reserved 3,500,000 common shares for issuance under this plan out of Hendrx’s authorized but unissued common shares. Out of these shares reserved, Hendrx granted non-qualified stock options to each of seven directors to acquire 50,000 common stocks, for five years for a total of 350,000 shares, at a price of $1.50 per share.

(d)     Legal fees & financing costs:

Hendrx engaged a law firm to conduct NASDAQ application and general corporate counseling matters. The total billings for legal services and the commissions / finder’s fees charged for Regulation D financing directly raised by that firm since February 2005 up to date amount to $121,346.53. In Hendrx’s view, the fees and commissions charged by the firm were unreasonable or without contractual rights to do so and Hendrx has challenged about the reasonableness of that amount. Hendrx has reached settlement with the firm for the legal service fees of $35,000 for outstanding amount around $56,250. The fees settled are booked on the books on the settlement date on July 26, 2005, subject to review of the work product to be provided by the law firm.

HENDRX CORP.
(formerly “Starsoft, Inc.”)
Notes to the Interim Consolidated Financial Statements
September 30, 2005
(Expressed in US Dollars)
(Unaudited)

Note 19.           SIGNIFICANT EVENTS DURING THE CURRENT YEAR (continued)

(e)     Financing costs and operating expenses:

Hendrx has been reviewing the financing expenses and other operating expenses advanced by an unrelated party doing overseas financing which was completed in April 2005. The total amount of financing costs and advances for operations claimed by that party was equivalent to $348,022.09. However, due to the fact that there were many of expenses and costs lacking valid invoices and receipts and thus were problematic, the actual amount of financing costs and operating expenses to be recorded was uncertain and undeterminable at of June 30, 2005, and thus had not been fully posted in accounting records and in the financial statements as of June 30, 2005. In mid July, Hendrx decided not to wait until all receipts and received and all problems were resolved and posted those valid expenses and costs by stages. On July 20, 2005 Hendrx approved part of the financing costs and operating expenses with valid receipts and invoices as of that day in the amount of $273,685 (including financing costs of $87,055 and operating costs of $186,630) and recorded on books accordingly. There is no remaining balance claimed by that party.

Note 20.           SUBSEQUENT EVENTS

$1,200,000 payable to Hendrik as described in Note 3 (c) (iv) was not paid on August 31, 2005. Hendrx reached an agreement with Hendrik on October 9, 2005, where Hendrx agreed to pay a total of $1,224,000 including $24,000 interest, and Hendrik agreed to endorse the final documentation related to the sale of Eastway Global Investment Ltd upon receipt of the final payment.

The full payment was paid on October 14, 2005.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. Hendrx undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect Hendrx’s forward-looking statements, please refer to Hendrx’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

General

Hendrx acquired Fujian Yuxin Electronic Equipment Co., Ltd. (“Yuxin”) as its wholly owned subsidiary on December 16, 2004. Since then, Hendrx’s principal business has been the manufacture and distribution of water dispenser systems. Hendrx plans to continue acquiring positive cash flow businesses that own innovative technology products and services in the water purification industry. Hendrx owns patents for atmospheric water generation (“AWG”) in China and utilizes patents under sub-license that are registered in the United States. Hendrx’s head office and plant facilities are located in the Rong Qiao Economic Development Zone, Fuqing City, Fujian Province, People’s Republic of China.

Hendrx’s mission is to be a market leader in the design, manufacture and distribution of water solutions that bring safe, disease free, clean and affordable water to the world.

Short Term Business Strategy

Hendrx’s short term strategy is to realize net cash flow from operations, to expand marketing efforts, to enlarge manufacturing capacity, to continue research and development, and to ensure that Hendrx is recognized as a global leader in AWG.

Hendrx intends to focus on a comprehensive marketing plan that will increase international sales as well as local sales in Mainland China. This marketing plan includes re-branding Hendrx’s image, re-design of its products, increasing the level of customer service, and adopting a new business culture. Management will reevaluate existing distribution agreements, enter into new distribution agreements, develop new markets, and consider alternative methods for distributing its products, such as joint ventures, partnerships, franchise or leasing arrangements. Hendrx also hopes to align itself with major distribution partners and “Big Box” retailers. Hendrx intends to penetrate the North American market within the next twelve months by initially targeting residential and commercial market segments.

Anticipation of increased sales has caused Hendrx in the short term to increase manufacturing capacity. A current expansion of Hendrx’ manufacturing facility in Fujian, China has increased the number of AWG, reverse osmosis, and ionic units that can be produced. With the existing plant and the new plant expansion, the current manufacturing capacity has been increased from 160 units per day to 200 units per day in one shift. If Hendrx were to increase this capacity to a three-shift system then the plant could produce over 180,000 units annually. Management believes that the increase in manufacturing capacity and the addition of new manufacturing facilities is sufficient to meet anticipated demand for AWG products over the next twelve months. The expansion is scheduled to be completed in late 2005.

Research and development focused on AWG units, reverse osmosis, and ionic devices, in addition to related filtration systems, will concentrate on readying the next generation of the “HENDRX” brand unit for market. Further, it is anticipated that Hendrx will introduce North American research and development facilities to accommodate the potential acquisition of new technologies and new patents.

Hendrx completed a private equity placement of $7,964,200 on April 22, 2005 to ensure sufficient cash flow, expand marketing efforts, complete the expansion of Hendrx’s manufacturing facility, streamline operations, improve existing product quality and continue research and development. Proceeds of the funding were also designated for obligations to Hendrx’s chairman of the board of directors and chief executive officer, Hendrik Tjandra, in connection with Hendrx’s acquisition of Yuxin.

During July of 2005, Hendrx decided to pursue additional funding through a private equity placements of up to $10,000,000. The anticipated funds are to be used to further develop Hendrx’s business plan. However, as of September 30, 2005 there has been no firm commitment obtained from any investor to participate in additional fund raising.

Long Term Business Strategy

Hendrx’s longer term strategy is to establish sales in the industrial, military, commercial, disaster relief and humanitarian market segments of the water industry. Management believes that Hendrx’s industrial AWG units, which are capable of producing from 100 liter per day to 5,000-liter per day, are ideally positioned to service this prospective market. Hendrx will also explore the establishment of a new manufacturing/assembly facility to facilitate future expansion and growth in expanding markets. Hendrx plans on entering the Mexican market to take advantage of the low labor costs and the North America Free Trade Agreement, which will enable Hendrx to be more competitive. In addition, this will allow Hendrx to be able to apply for a “CSA” number that will qualify Hendrx to bid on contracts being tendered by the United States Government for the supply of AWG units.

Meanwhile, Hendrx is looking at other strategic locations for value added manufacturing.
Hendrx intends to maintain a position of technological leadership and innovation in AWG technology by adopting an aggressive approach towards product improvement through the continual expansion of research and development. Management intends to continue growing its intellectual property portfolio by registering patents and trademarks for new products.

Hendrx also plans to expand and develop targeted “acquisitive” growth in the water industry that will add technologies, distribution channels, product lines and, ultimately, customers to its existing business.

Quantitative and Qualitative Disclosures of Various Risks

Historically Hendrx has had difficulty generating sufficient cash flow to expand marketing, increase manufacturing capacity, and fund necessary research and development. Accordingly, there can be no assurance that Hendrx’s short or long term business strategy will provide sufficient cash flows to accomplish those objectives defined by management for future growth. Should Hendrx be unable to generate sufficient cash flow from the sale of its products or from the successful completion of private equity placements, it will be required to seek financing from alternative sources such as additional sales of its common stock or incurring additional debt in order to accomplish its current marketing, manufacturing, and research and development objectives. Hendrx can provide no assurance that such efforts, if necessary, would be successful.

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

Results of Operations

Hendrx’s financial statements are stated in U.S. dollars in accordance to US GAAP and are consolidated with the financial statements of Eastway and Yuxin for the three and nine month periods ended September 30, 2005. Note that the consolidated statement of operations and the consolidated statement of cash flows for the three and nine month periods in 2004 do not include the operations of Eastway or Yuxin which operations were acquired on December 16, 2004.

During the period from January 1, 2005 through September 30, 2005, Hendrx’s subsidiary Yuxin was engaged in the research, development, manufacturing and marketing of AWG units from Fujian, China. Hendrx expects that over the next twelve months it will embark on a comprehensive marketing plan for the sale of AWG, reverse osmosis, and ionic units, while expanding manufacturing capacity and focusing on innovation through research and development. Management also plans to seek acquisitions which will add value to Hendrx including (a) cash flow positive businesses in the water purification industry, (b) intellectual property, (c) strategic distribution channels, (d) manufacturing facilities, and (e) revenue generating companies.

Three and nine month periods ended September 30, 2005 and 2004

Revenue

Revenue for the three month period ended September 30, 2005 was $991,330 as compared to $0 for the three month period ended September 30, 2004. Revenue for the nine months period ended September 30, 2005 was $3,752,392 as compared to $0 for the nine month period ended September 30, 2004. Revenue in the current three and nine month periods is based almost entirely on the sale of AWG units. Prior to the acquisition of Yuxin, in the prior comparative three and nine month periods, Hendrx had no significant operations. Hendrx expects to increase gross revenue over the next twelve months.

Cost of Goods Sold

Cost of goods sold for the three months period ended September 30, 2005 was $908,254 as compared to $0 for the three month period ended September 30, 2004. Cost of goods sold for the nine month period ended September 30, 2005 was $3,019,453 as compared to $0 for the nine month period ended September 30, 2004. Cost of goods sold can be attributed primarily to the purchase of components used in the AWG units. Hendrx expects that the cost of goods sold will increase in relation to anticipated increases in gross revenue.

Expenses

Selling expenses for the three month period ended September 30, 2005 were $123,750 as compared to $0 for the three month period ended September 30, 2004. Selling expenses for the nine month period ended September 30, 2005 were $261,767 as compared to $0 for the comparable period ended September 30, 2004. Hendrx anticipates that selling expenses will increase over the next twelve months as a comprehensive marketing strategy is launched to increase sales of Hendrx’s water dispenser systems.
General and administrative expenses for the three month period ended September 30, 2005 were $413,359 as compared to $54 for the three month period ended September 30, 2004. General and administrative expenses for the nine month period ended September 30, 2005 were $1,175,921 as compared to $2,991 of the comparable period ended September 30, 2004. The increase in general and administrative expenses over the comparative periods can be attributed to an increase in costs associated with Hendrx’s acquisition of Yuxin’s operations. Increases were recorded for personnel costs, consulting fees, professional advice, accounting expenses, auditing fees, public reporting and travel. Hendrx anticipates that general and administrative will decrease in future periods.

Stock-based compensation was $0 for the three month periods ended September 30, 2005 and 2004. Stock-based compensation for the nine month period ended September 30, 2005 was $1,764,000 as compared to $0 for the comparable period ended September 30, 2004. Stock-based compensation in the current nine month period can be attributed to the extraordinary grant of 350,000 stock options to certain board members on March 12, 2005. The stock-based compensation cost was calculated using fair value method by Black-Scholes Option Pricing model. Hendrx does not anticipate further stock-based compensation costs over the next twelve months.

Net Losses

Net losses for the three month period ended September 30, 2005 increased to $454,571 from $54 for the comparable three month period ended September 30, 2004. Net losses for the nine month period ended September 30, 2005 increased to $2,499,222 from $2,991 for the comparable nine month period ended September 30, 2004. Net losses in the current three and nine month periods can be attributed to general and administrative expenses and extraordinary stock based compensation costs associated with the grant of stock options. Prior to the acquisition of Yuxin, Hendrx had no significant operations. Hendrx expects that net losses will decrease in future periods in relation to anticipated increases in revenue and decreases in general and administrative costs.

Liquidity and Capital Resources

Cash Flow

Cash flow used for operations in the three month period ended September 30, 2005 was $474,600 as compared to $54 for the three month period ended September 30, 2004. Cash flow used for operations in the nine month period ended September 30, 2005 was $1,229,529 as compared to cash flow used for operations of $2,991 for the comparable nine month period ended September 30, 2004. Cash flow used for operations for the current three and nine month periods can be attributed to net losses, accounts receivable and inventories. Hendrx expects that a decrease in net losses and accounts payable in future periods will produce cash flow from operations.

Cash flow used for financing activities for the three month period ended September 30, 2005 was $150,255, as compared to $0 for the three month period ended September 30, 2004. Cash flow provided by financing activities was $5,739,246 for the nine months ended September 30, 2005 as compared to $0 for the nine month period ended September 30, 2004. Cash flow used for financing activities in the current three month periods can be attributed to financing cost for the initial first round investment and attributed to obtaining a second round financing. Cash flow provided by financing activities in the current nine month period can be attributed to the completion of a private placement of Hendrx’s equity. Hendrx expects to produce additional cash flow from financing activities during 2005.

Cash flow used for investing activities for the three month period ended September 30, 2005 was $222,967 as compared to $0 for the three month period ended September 30, 2004. Cash flow used for investing activities for the nine month period ended September 30, 2005 was $2,844,598 as compared to cash flows from investing activities of $4,000 for the nine months ended September 30, 2004. Cash flow used in investing activities in the current three and nine month periods can be attributed to the purchase obligations associated with the acquisition of Yuxin and the purchase of manufacturing equipment utilized in the production of AWG units. Hendrx expects that cash flow used for investing activities may increase over future periods as it continues to improve its manufacturing facility. In addition, cash flow used in investing activities will increase in the next quarter as Hendrx completed the final payment on the purchase of Yuxin on October 14, 2005.

Capital Surplus

Hendrx had a working capital surplus of $377,605 as of September 30, 2005 and has funded its cash needs since inception from revenue in combination with debt and equity financing provided by banks and other unrelated parties. Hendrx issued 134,400 restricted common shares to pay accrued wage benefits of $517,440. Hendrx anticipates that cash flow from revenues and anticipated equity placements will be sufficient to fund operations in 2005. However, there can be no assurance that Hendrx will generate sufficient cash flows from revenue or debt or equity placements to fund current operations. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures will be primarily funded by future equity financings.

Loans and the Equity Placement

Hendrx’s bank loans of $2,729,639 are all guaranteed by Fujian Tienyu Steel Products Co., Ltd., (“Tienyu”) a company owned by the chairman of the board of directors of Hendrx. In return, Hendrx, through its subsidiary Yuxin, has guaranteed Tienyu’s bank loans of $5,268,544. Based on the financial results of Tienyu, Hendrx believes that Tienyu will be able repay its loans on a consistent basis. Nonetheless, Hendrx intends to reduce these mutual guarantees gradually over time.

On April 22, 2005, Hendrx completed a private equity placement that raised a total of $7,964,200 from the sale of 4,428,667 restricted common shares at $1.50 per share and 875,000 restricted common shares at $1.51 per share. Hendrx paid a ten percent (10%) financing sales commission, a 0.5% finder’s fee, and $40,000 in escrow fees in connection with the placement. A portion of the proceeds from the placement, $1,224,000, were used to complete the purchase of Yuxin. The remainder of the proceeds will be used to improve and expand manufacturing capacity, expand marketing efforts on a comprehensive basis, and fund further research and development.

Compensation Plans

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

Hendrx, except in respect to the grant of stock options, has no defined benefit plan or contractual commitment with any of its officers or directors. However, Hendrx, intends to create a benefit plan and engage in contractual obligations with its officers and directors.

Equipment and Employees

Hendrx has plans to expand its manufacturing facility in Fujian, China and intends to purchase equipment in connection with that expansion.

Hendrx has no current plans to make any significant changes in the number of employees. At the time of expansion of the new manufacturing facilities, however, additional employees will be required.

Income Tax Expense (Benefit)

Hendrx recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax liability associated with any net earnings will be offset by deferred tax assets related to Hendrx’s the net operating loss carryforwards. A valuation allowance has been recorded for the remaining amount of net deferred tax asset due to the uncertainty surrounding its ultimate realization.

Impact of Inflation

Hendrx believes that inflation has had a negligible effect on operations over the past three years. Hendrx believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Critical Accounting Policies

In Note 2 to the unaudited consolidated financial statements for the period ended September 30, 2005 and 2004 included in this Form 10-QSB, Hendrx discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Hendrx believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, management evaluates these estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. Hendrx bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Hendrx generates revenue through the sale of AWG, reverse osmosis, and ionic units whether to wholesale distributors or to individual consumers. Revenues are recognized only when (a) persuasive evidence for a sales arrangement exists, (b) delivery of the product has occurred, (c) the product fee is fixed or determinable, and (d) collection of the fee is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

Going Concern

Hendrx’s auditor expressed concern as to Hendrx’s ability to continue as a going concern as a result of recurring losses, limited revenue-generating activities and working capital deficiency of $5,799,903 as of December 31, 2004. Though Hendrx has a working capital surplus of $377,605 at September 30, 2005, it may not have sufficient working capital for the next twelve months. Hendrx’s ability to continue as a going concern is subject to the ability of Hendrx to realize net income and obtain funding from outside sources. Management’s plan to address Hendrx’s ability to continue as a going concern, include: (1) obtaining further funding from private placement sources; (2) obtaining additional funding from the sale of Hendrx’s securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow Hendrx to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.           CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2005. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.           LEGAL PROCEEDINGS

None.

ITEM 2.           CHANGES IN SECURITIES

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 35 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of November, 2005.

Hendrx Corp.
/s/ Hendrik Tjandra
Name: Hendrik Tjandra
Title: Chief Executive Officer, Chairman of the Board of Directors

/s/ Cherry Chai
Name: Cherry Chai
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