Form 10KSB
period 2005-12-31
HENDRX CORP
filed 2006-04-21
CIK 1082696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 0-50546

HENDRX CORP.
(Name of Small Business Issuer In Its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0914052 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2
(Address of Principal Executive Offices)          (Zip Code)

1-877-Hendrx-1
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

Common Stock ($0.001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                   No      X

The registrant's total revenues for the year ended December 31, 2005 were $4,471,240.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $21,820,990 based on the average closing bid and asked price for the common stock on April 19, 2006.

At April 20, 2006 the number of shares outstanding of the registrant's common stock, $0.01 par value (the only class of voting stock), was 37,238,067.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate Organization

As used herein the terms “Hendrx,” “we,” “our,” and “us” refer to Hendrx Corp. (formerly “Starsoft, Inc.”), its subsidiaries and predecessor, unless the context indicates otherwise. We were incorporated in the State of Nevada on May 4, 1998 as “Starsoft, Inc.” for the purpose of developing business software for legalized gambling applications. Due to fiscal constraints, we ceased significant business operations at the end of October in 2000. Between November of 2000 and December of 2004, we remained without significant operations.

On December 16, 2004, we concluded a Share Purchase Agreement (“Agreement”) with Eastway Global Investment Limited (“Eastway”), Fujian Yuxin Equipment Co., Ltd., (“Yuxin”), Hendrik Tjandra, and David Tjahjadi in connection with our acquisition of Eastway and its wholly owned subsidiary Yuxin, a research and development, manufacturing, marketing and distribution organization located in Fujian, China. The acquisition of Yuxin included all the intellectual property related to its product lines, the manufacturing facility in China, marketing rights, inventories, distribution agreements, and trained employees.. On March 28, 2005, we changed our name from Starsoft, Inc., to Hendrx Corp., to better reflect the contribution and innovative capability of Hendrik Tjahjadi, the developer of Hendrx’s atmospheric water generators.

Hendrx’s principal executive offices are located at 2610-1066 West Hastings Street, Vancouver, British Columbia, Canada, V6E 3X2, and our telephone number is 1-877-Hendrx-1. Hendrx’s registered statutory office is located at Laughlin Associates, Inc., 2533 North Carson Street, Carson, Nevada, 89709.

Hendrx trades on the NASDAQ Over the Counter Bulletin Board under the symbol “HDRX.” Our reports under the Securities and Exchange Act of 1934, as amended, may be viewed on the Internet at www.sec.gov and are made available upon request..

Description of Business

Hendrx is engaged in the research and development, manufacture, marketing and world wide distribution of water generation, filtration, ionization, desalinization, and purification devices. Our main product lines include Atmospheric Water Generation (“AWG”) units, Alkaline Calcium Ionic Water Dispensers, and Reverse Osmosis (“RO”) systems.

Technology

Atmospheric Water Generation

AWG units extract and purify drinking water from the air. Retrieving moisture from the air is practical, accessible, readily available and virtually unlimited in supply for creating safe, secure, potable water that meets or surpasses the highest international standards for water quality at a competitive price.

Our AWG machines extract water from the atmosphere by (a) pulling air though a filter, (b) cooling the incoming air, thus producing condensation, (c) capturing the water, and (d) pumping the water through a series of filtration systems and germicidal Ultra Violet lights for purification.

Hendrx manufactures two types of AWG units. The first type are residential/office AWGs which include countertop and full sized upright models. These are units which will produce 5-12 gallons of water per day depending on humidity and temperature levels. AWG units are self-contained and need only a power source to produce clean drinking water throughout the day.. Residential/office AWG units can take the place of bottled water dispensers, eliminating the need for replenishment and storage of bottles.

The second type of AWG unit has commercial and industrial applications. These AWG’s are capable of producing from 83 to more than 3,500 gallons of potable water each day. Industrial units can be used in military, industrial, commercial, humanitarian, and disaster relief applications. The commercialization of industrial AWG units remains under development.

Reverse Osmosis

Hendrx also manufactures Reverse Osmosis (“RO”) units. RO is a process by which water is purified utilizing a semi-permeable membrane thereby removing impurities and minerals. RO requires four gallons of water for every one gallon of purified water it produces. Hendrx stand alone dispensers and models installed under sink units on the market.

Reverse Osmosis, also known as hyper filtration, is the finest filtration known. This process will allow the removal of particles as small as ions from a solution. RO is used to purify water and remove salts and other impurities in order to improve the color, taste or properties of the fluid. It can be used to purify fluids such as ethanol and glycol, which will pass through the reverse osmosis membrane, while rejecting other ions and contaminants from passing. The most common use for reverse osmosis is in purifying water. It is used to produce water that meets the most demanding specifications that are currently in place. RO uses a membrane that is semi-permeable, allowing the fluid that is being purified to pass through it, while rejecting the contaminants that remain. As some of the fluid passes through the membrane the rest continues downstream, sweeping the rejected species away from the membrane. The process of reverse osmosis requires a driving force to push the fluid through the membrane, and the most common force is pressure from a pump. The higher the pressure, the larger the driving force. As the concentration of the fluid being rejected increases, the driving force required to continue concentrating the fluid increases.

RO is capable of rejecting bacteria, salts, sugars, proteins, particles, dyes, and other constituents that have a molecular weight of greater than 150-250 daltons. The separation of ions with RO is aided by charged particles. This means that dissolved ions that carry a charge, such as salts, are more likely to be rejected by the membrane than those that are not charged, such as organics. The larger the charge and the larger the particle, the more likely it will be rejected.

Alkaline Ionic Water

Hendrx manufactures Alkaline Calcium Ionic Water dispensers, units designed to ionize water, which can facilitate a myriad of benefits. These units are similar to Reverse Osmosis units in that they use tap water as their main source.

Running water over positive and negative electrodes ionizes the water by gaining or losing an electron. The water is then separated into alkaline and acidic water as it passes through membranes, meaning that the pH has been adjusted up or down.

Alkaline water is full of hydroxyl ions and has many claimed internal benefits. Acidic water is full of hydrogen ions and is shone to be beneficial to skin and plants. Research shows that ionized water balances body pH, is a powerful antioxidant, and is a powerful detoxifier/hydrator. The suggested benefits of alkaline water, water with a high pH, include the following: it increases energy, boils faster, tastes better, hydrates more efficiently, promotes regularity, facilitates nutrient absorption and promotes overall health. The suggested benefits of acidic water, water with a low pH, include the following: it kills bacteria on contact, helps heal cuts, blisters, scraps, or rashes, provides excellent relief from mosquito bites, bee stings, poison ivy & poison oak, conditions skin, relieves chapped hands & dry, itchy skin, works as an astringent, is an excellent treatment for acne, eczema and athlete’s foot, promotes plant growth and extends the life of cut flowers

Desalination

We have recently started developing what we consider to be a revolutionary and technological breakthrough: portable desalination systems. These units effectively remove salt from seawater which is then transformed into fresh water for drinking.

Products

Designed with our customers first and foremost in mind, all Hendrx’s products feature high-technology design and elegance combined with user-friendly, sensible functionality.. As a pioneer in the atmospheric water industry, Hendrx has applied its experiences and knowledge in the design and engineering of all our products over the last few years. All products use quality components to ensure trouble-free operation. Each of our products includes the following features:

|X|      Advanced water filtration and purification systems

|X|      Digital-wide screens dynamic display for convenience and ease-of-use;

|X|      Electronic sensors that turn certain functions of the machines "on" and "off" automatically;

|X|      Microcomputers   to  control  many  functions  of  the  machines  and  ensure  the  machines'  smooth  and trouble-free operations;

|X|      Venturi fans for noise control and quiet operation;

|X|      Proprietary activated carbon filters for purity and taste;

|X|      Germicidal UV Sterilization to eliminate bacteria and other organisms;

|X|      Cool, warm, and hot water outputs; and

|X|      Dow Chemical reverse osmosis filters.

Hendrx’s products, which are manufactured in China under the strictest quality guidelines, include:

The Rainmaker

A multi-functional machine, the Rainmaker is a water generating AWG, dehumidifier, and air filter designed to fit on the countertop. The Rainmaker includes the following features:

|X|      Allows for a water supply independent of local government supplier;

|X|      Functions as an air cleaner;

|X|      Can be used in a number of environments, including the home, office, hospitals, on boats, and in schools;

|X|      Extremely cost efficient - about 10% of the cost of bottled water;

|X|      100% chemical free water creation;

|X|      ASMI stainless steel components; and

|X|      We demonstrate our commitment to quality with a one year warranty on parts and labor..

The Hendrx

The Hendrx is a full sized AWG designed for the average household or office. The features of the Hendrx are similar to those of the Rainmaker, except that it is a floor standing unit with higher storage capacity. Features include:

|X|      Full size water generator capable of producing up to 29 liters of fresh water per day;

|X|      Three dispensers for hot, warm, and cold water; and

|X|      Unit is mounted on rollers and can easily be moved from room to room.

The Osmo

The Osmo is a unit using the Reverse Osmosis process in a 5-stage filtration system. The Osmo’s features include:

|X|      UV lamp sterilization;

|X|      FDA approved materials;

|X|      Overheat protection;

|X|      Provides hot, warm, and cold water;

|X|      Micro-computer control system; and

|X|      Available in counter and floor models.

The Ionic

An upright model similar to the Osmo, the Ionic produces Ionized water using tap water as its main source.

OEM Products

Hendrx currently manufactures atmospheric water generators for two original equipment manufacturers in the United States and one in Lebanon. The products are manufactured under the following brands:

X        The Aqua Maker M-10 which is manufactured for Houston based Aqua Maker. The product is an upright model for which Hendrx supplies the atmospheric water generator based on Aqua Maker's design; and

X        The SOHO which is manufactured for Florida based Air Water Corporation.

X        The Waterex or WR-2 is manufactured for the Librex Group S.A.L. based in Beruit, Lebanon.

Products in Development

In order to remain a leader in the atmospheric water industry, Hendrx is in various stages of development for additional innovative products. The following are products are currently in advanced stage of development:

X        The Uti - a multi-functional unit that includes an air conditioner, space heater, dehumidifier, air purifier, water purifier, and AWG;

X        The Desalinator - a portable machine capable of converting sea water into fresh drinking water;

X        The Aquarius 10 - a top of the line residential/office upright atmospheric water generator featuring a
         10-gallon stainless steel storage tank and more durable design. Hendrx intends to initially assemble the
         Aquarius 10 in the United States; and

X        The Big Blue - these are  commercial  and  industrial  AWGs  capable of  producing  between 83 gallons and
         3,500 gallons of drinking water per day.

Hendrx also produces a host of other small water purification devices including carbon filtration systems similar to the “PUR” and “Britta” brands.

Capacity

Hendrx has 280 skilled employees at its manufacturing plant in Fujian, China with a production capacity of more than 200,000 AWG units, RO devices, and Alkaline Calcium Ionic Water devices annually. Hendrx is currently exporting these products through 11 distributors to over 40 countries including the United States, Australia, Italy, Saudi Arabia, Israel, Lebanon, Malta, Singapore, and India. Hendrx has coordinated a network of international distributors and is licensing specific geographical territories on a sales performance basis.

Research and Development

The research and development division at Hendrx has strategic US-based scientific and management relationships which have assisted with Hendrx’s products becoming ISO9002, CE, CB and CCC certified. Hendrx devotes a significant amount of time and resources to R&D activities. Hendrx’s subsidiary, Yuxin, is also a member of the Water Quality Association. In addition, Hendrx is spending considerable time on obtaining approvals on all of its models and devices for the world market.

While it is proud of its status as a global leader in AWG technology, Hendrx continues to conduct research and to develop new products and technologies. Hendrx firmly believes that fresh water and the purification of water is among the greatest challenges to mankind.

Embracing this challenge and to maintain its status as an industry leader of AWG applications, Hendrx continues to devote time and energy to research and development. The commitment to R&D will keep Hendrx focused on continually improving the efficiencies associated with water production, increasing water storage capacity, expanding the effectiveness filtration devices, and enhancing energy efficiency.

Patents and Intellectual Property

Hendrx owns two patents for atmospheric water generation in China under patent number P20030483 and utilizes four patents under sub-licenses registered in the United States under patent numbers 5,106,512, 5,149,466, 5,203,989 and 5,366,705. Further, additional PCT patents have been filed and are pending.

Competition

The water generation, water purification and bottled water industries are highly competitive. Hendrx competes against a number of firms in various industries world wide. There can be no assurance that other companies will not develop new or enhanced products that are either more effective than Hendrx products or would render Hendrx products non-competitive or obsolete. Hendrx mainly competes with tap water, bottled water and “point of use” filtration technologies such as AWG and Reverse Osmosis.

We consider our AWG products to be the hallmark of the company and see the five gallon bottled water dispenser industry as a major competitor. The five gallon bottled water market in North America exceeds $1 billion in sales. The bottled water dispenser market is booming but Hendrx believes it can compete by keeping water costs lower. The big advantages of AWG units as compared with bottled water dispensers are that they eliminate the need for delivery and storage of the bottles themselves, thus removing costs and clutter. In addition, AWG units purify surrounding air as they operate.

The RO water dispenser industry is another AWG technology competitor. Under-counter reverse osmosis systems represent a $250 million global market and are growing at the rate of 8% per year. In the U.S. alone there are 100,000 installed units per year representing $150 million in sales. The market for reverse osmosis units is very competitive, often plagued by price wars. “Big Box” retailers such as Lowes, Home Depot and Sears are the primary distribution channels for these products, with retail water treatment dealers sharing a small portion of the market. We believe that we can successfully compete for the RO market segment with some innovative solutions and design of our own RO systems and will compete using our AWG units by keeping overall water costs lower.

Another growing segment in which Hendrx is increasing market share is the segment of Alkaline Ionic Water. The feedback from industry experts and our distributors is that Alkaline Ionic Water machines are gaining popularity and may surpass the RO market segment.

Despite certain competition that has appeared within the last three years, we believe that we can retain significant market advantages because we:

X        are the industry pioneer; the first company to develop and mass-produce the atmospheric water generator;
         the only company with almost 5 years manufacturing track record;

X        are the market veteran in the industry and have experience and expertise resulting in the production of high-quality and reliable products;

X        have a broad range of products;

X        have a broad range and well developed distribution channels. We have established numerous contacts with highly qualified distributors and wholesalers worldwide during the past 5 years;

X        have manufacturing efficiencies to keep product quality high and cost of production low; and

X        continue in our RandD practices and keep numerous productions under development.

The identification of market players is a subjective proposition, not only because it requires the determination of criteria to suggest involvement in the relevant market, but also because the number of peripheral players requires decisions on which companies to include and which to exclude.

Companies that distribute AWGs and companies that manufacture AWGs must be properly distinguished. Hendrx falls into the category of a “manufacturer”. As such, we have taken a broad view of market players involved in the manufacturing of AWG to include:

Residential/Office Models

X        Hyflux (www.hyflux.com) is a publicly traded company based in Singapore. Hyflux's main business is in extremely large-scale water filtration and purification through membrane technology such as reverse osmosis and desalination.  In January 2003, they announced that they had purchased a portion of a US company, Worldwide Water/Air2Water, and also entered into a licensing agreement to manufacture air to water generators. Hyflux's air to water generator, the Dragonfly, closely resembles the Hendrx unit both in size, appearance and specifications. Hyflux contracted the manufacturing of the Dragonfly units to a multi-billion dollar appliance manufacturer located in Qing Dao, China, called Haier.

         Strengths: Being a public company with large water treatment and purification projects throughout Asia amounting to over $1 billion annually and having the Singapore Government's unwavering support makes
         Hyflux a formidable competitor in the business.

         Weaknesses: Hyflux has not fully penetrated the air to water industry since the Dragonfly, time and again, has seen its formal launch into the market delayed.

         With almost all of the company's revenues made by carrying out massive government water treatment and purification projects, Hyflux does not appear to spend much of its resources or focus its efforts on the air to water industry.  However, because of the future of the Dragonfly model, we regard them as a main competitor.

X        Dong Yang Co. Ltd., (www.dywater.net) is based in Kimpo, South Korea. The company has been involved with the manufacturing of residential/office water purification devices using Reverse Osmosis for 20 years.
         They entered the AWG water industry in 2002 with an upright full size unit known today as the M-10. This unit is 50% larger in size than the full-sized Hendrx unit.

         Strenghts: The M-10 is well built and uses high-quality Korean components. The company has 20 years of experience in water purification and water filtration.

         Weaknesses: Dong Yang had recently shrunk its operations and eliminated all other water filtration products from their lines, opting instead to concentrate on producing the air water generators.

         Although well-built and somewhat reliable, Hendrx considers the M-10 bulky, noisy and thus generally unsuitable for homes and offices. The company shows pictures of another countertop water machine on their website, but there is no evidence that the product is available in the market. Having only one model in the market makes Dong Yang in a difficult position to compete with Hendrx and other AWG manufacturers.

X        Wataire Industries (www.wataireindustries.com) is a publicly traded company on the pink sheets with its corporate office in Vancouver, Canada. Having been in the atmospheric water business for a number of years, the company has kept a very low profile, only to rise again in the past year by revamping and redesigning their products.

         Wataire's full-sized upright AWG, called the WII-4010, also closely resembles the Hendrx. According to the website, Wataire's manufacturing facility is located in Sydney, Australia. Additionally, Wataire also offers industrial/commercial water generators.

Industrial/Commercial Units

X	Munters Corporation (www.munters.us) is a Swedish based company with $700 million in annual sales, and thus is the world’s largest dehumidification company. Munters’ entry into the industrial/commercial atmospheric water generators industry in 2003 was a horizontal expansion. Utilizing Munters’ base unit dehumidifier with a few modifications, they were able to deliver 18 models to the market in early 2005. In March 2005, Munters won the “Most Innovative Product” award during the Air conditioner, Heating and Refrigeration (AHR) Expo in Orlando, Florida. With 29 offices and facilities throughout the world employing over 3,000 people, the Munters atmospheric water generators are assembled in Texas, United States.

Strengths: Munters is an expert in dehumidification technologies. The company, having been established 60 years ago, has over 300 engineers situated throughout the world to provide technical support for their machines. Munters also has established infrastructure, along with strong financial resources to back their products and continuing their research and development programs.

Weaknesses: Munters has not really incorporated and embraced the air water generators into one of their business units, preferring instead to appoint third party entities to market and distribute the products. This move has slightly hampered the progress of penetrating the products into the market foray.

X	Air Water Corporation (www.airwatercorp.com) is a Florida based subsidiary of the publicly traded Universal Communications Systems (under the ticker symbol “UCSY”). Although, Air Water Corporation obtains their residential/office water generator from Hendrx, they currently offer five industrial/commercial water generators producing from 120 liters to 1000 liters per day.

Strengths: The company’s marketing is well polished and the company seems to be making an aggressive and coordinated effort to penetrate the market. The company has a good public relations mechanism and seems to be adequately financed.

Weaknesses: The company does not currently manufacture any of its machines, although it has purchased exclusive distribution rights for some machines being manufactured in India. Without any proprietary merchandise or in-house research and development capacity, the company may find itself forced to sell antiquated, second generation machines within a very short period of time.

Dealing with Competition

When Hendrx began it AWG operations in October 2001, it was the first and only company in the world to bring the conceptual air-water generator to mass production stage and into the world market. Since then, other companies have attempted to develop similar products but have yet no products successfully into the market.

The atmospheric water technology is not extremely difficult to copy or reproduce. Other companies may soon follow in Hendrx’s footsteps and attempt to develop and market similar products. In dealing with competitors, Hendrx intends to:

1.     Focus on remaining a “market leader” and in the forefront of the atmospheric water technology.

We must allocate sufficient funds to our research and development programs. We plan to establish a separate research and development facility in the United States. The facility’s responsibilities will include:

|X| Developing prototypes of new and innovative atmospheric water generators for other sectors of the target market such as the marine sector;

|X| Researching the commercial viability of other innovative and unique technologies that could be integrated to the products; and

|X| Improving upon existing product lines to make them more efficient and competitively priced.

2.     Focus on “industry pioneer” status to remain ahead of the competitions.

As an industry pioneer, Hendrx must establish itself as the company that consumers seek when they intend to purchase an atmospheric water generator. We must also establish Hendrx as the company potential distributors look toward when they intend to enter into the atmospheric water business. This can be done through a series of carefully planned marketing strategies to create “brand” and “product” awareness with potential customers (end-users) and distributors in the targeted markets.

3.     Form Strategic Alliances with competitors.

Certain companies are too large to compete with. Moreover, they may only manufacture products that compete with one or two of our products. In this case, we could increase our value and market position by forming strategic alliances with these companies by signing an agreement to cross-sell and protect each other’s products and technologies. By signing such agreements, Hendrx could direct R&D funds into particular products instead of spreading them across the development of all of our products.

With smaller competitors, Hendrx would use its pioneer and market leader status by getting them to purchase products from Hendrx. So far, we have implemented this strategy successfully with Aqua Maker and Air Water Corporation.

Competitive Advantages

Although the sectors being targeted by Hendrx may appear to be crowded, the simple fact remains that none of these companies have capabilities – manufacturing, design, distribution – to the extent realized by Hendrx.. These distinctions and their tremendous advantages enable superior products and infrastructure and separate us from our competitors.

Marketability

When we look at the marketability of our products, we consider the following factors:

X        Plain tap water, which in many countries was once the main source of drinking water, is being gradually replaced by bottled or filtered water for fear of contaminants;

X        Water is the most purchased non-alcoholic beverage in the United States and in many other parts of the world;

X        In 2004, the delivered water and bottled water market was $114 billion worldwide;

X        Bottled water was consumed globally at a rate of 30.8 billion gallons in 2001 and is expected to rise to
         50 billion by 2008. In one decade, bottled water sales have surged from $2.6 billion to $7.7 billion in the United States alone;

X        The market is dominated by a small number of large companies;

X        The industry has come under scrutiny with regard to water quality;

X        Consumers are looking for alternative sources of high quality, fresh drinking water;

X	Demand for fresh water by the world’s population is much higher than available supply — the United Nations predicts that at the current rate, the supply for fresh ground water will be severely stressed by the year 2025; and

X	The market potential for AWG technology is estimated at hundreds of millions of dollars worldwide, with a growth of 12-15% per year.

The drinking water industry is divided into numerous different sectors ranging from water filtration companies to bottling companies. There are several types of water readily available in the market, including: filtered tap water, reverse osmosis water, natural spring water, artesian spring water, sparkling water and mineral water, all of which are bottled and available for purchase. Bottled water is also available in bulk and can be delivered to the home or office via bottled water service companies.

The Culligan Finance Corporation estimated that the total global market for water treatment products and services was estimated at over $300 billion in 2003. However, these numbers include sales from all segments of the water industry such as:

x Large scale water purification projects;

x Desalination projects;

x Point of Entry/Point of Use; x Reverse Osmosis; x Water Softeners;

x Delivered Water; and

x Bottled Water..

Hendrx’s products are not in direct competition with many segments of the water industry, but are closely associated with, and can be regarded to compete in the bottled water and delivered water industries.

According to the Beverages Marketing Corporation, the bottled and delivered water industry’s total revenue in 2002 was about $66 billion worldwide. The industry grew exponentially in the past four years and has surpassed the soft drinks market since 1998. In 2004, revenue for bottled water products worldwide had risen to almost $100 billion

Based upon this data, Hendrx has arrived at the following conclusions that serve to reinforce our potential and promise:

x	The availability of fresh drinking water is dwindling and presents a serious challenge to city administrators and other government officials. The world’s experts are predicting that as early as 2025 the world could face a major water crisis.

x	The search for viable alternative sources of fresh drinkable water is leading governments and world agencies to spend billions of dollars annually to upgrade and maintain water filtration plants.

x	The bottled water market is rapidly growing and is the second largest beverage sector. This indicates that global consumers are seeking alternatives to the water supplied to their homes.

x	Scientific understandings of the natural cycle of water, combined with new, innovative technologies, allow for the recreation of the water cycle and the production of air that is present, in abundance, in the atmosphere.

x	Although competitors exist and the attractiveness of the market potential is likely to draw additional competitors, the inherent advantages Hendrx has, including R&D capacity, manufacturing capacity, and marketing reach, make us a formidable market leader.

Government Regulation

Hendrx’s operations are currently subject to the laws and regulations of the People’s Republic of China relating to, among other things, business licenses, imports and exports, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. Opening business operations in other locations will subject us to a variety of national, federal, provincial, state and local laws, rules and regulations relating to, among other things, imports and exports, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The development or expansion of business operations depends upon the receipt of required licenses, permits and other governmental authorizations.

Under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances.

We believe we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Risk Factors

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1998, our expenses have significantly exceeded our revenue, resulting in continuing losses and an accumulated deficit of $2,916,601 at December 31, 2005. During fiscal 2005, we recorded a net loss of $2,950,555. We believe that may continue to incur operating losses until such time as we realize the benefits of our recently revamped marketing and sales plans.

Hendrx competes against companies with larger and better-financed corporations..

Hendrx operates in a highly competitive market with financial rewards pending on market performance. Some of our competitors are multi-million enterprises with more resources for research and development as well as marketing. If any of these competitors focused upon the AWG market, we would be at a significant disadvantage in reaping our markets’ financial rewards.

Hendrx may fail to adequately manage growth.

The strategic plan being implemented by Hendrx is expected to yield significant growth. This growth requires infrastructure and personnel, as well as expanded operations, and needs to be properly managed. Should we fail to adequately manage our growth potential, our operations could be significantly impaired.

We are dependent upon key personnel who would be difficult to replace.

Our continued operation will be largely dependent upon the efforts, knowledge and abilities of our management team. A loss of management’s strategic vision and the core of the team would be a hindrance to our prospects and success. Our future success also will depend in large part upon Hendrx’s ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel, could make it more difficult for us to maintain our operations and meet key objectives.

We have an integral dependence on marketing.

Hendrx has an ambitious vision and has developed a well conceived plan to reach its objectives. The scope of the plan will require high profile marketing, including the possibility of joint marketing campaigns with compatible companies. Failure to initiate and successfully implement excellent marketing efforts could adversely affect our capacity to execute our plan.

Our business is largely dependent on a limited number of customers

For the year ended December 31, 2005, one customer, Librex Group S.A.L., accounted for approximately 58% of our net sales. We do have a contract with this customer though all of sales to them are made through purchase orders for OEM product.. The loss of this customer, including through an acquisition, other business combination or their loss of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose our major customers or a substantial portion of our business with one or more major customers. If we do not sell products to customers in the quantities anticipated, or if a major customers reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operations could be harmed. Any termination of our relationship with, or significant reduction or modification of the products we manufacture for Librex would materially reduce our revenue.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

Hendrx is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. Hendrx files all of its required information with the Commission

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: www.sec.gov.

Employees

Hendrx currently has 284 full time employees, 280 of which are located in the Peoples Republic of China and 4 of which (management) are located in both the United States and Canada. Hendrx also relies on the services of consultants, attorneys, and accountants as necessary, to satisfy public disclosure requirements and to pursue Hendrx’s business plan.

ITEM 2. DESCRIPTION OF PROPERTY

Our principal executive offices are located at Suite #2610-1066 West Hastings Street in Vancouver, British Columbia, Canada. The office space is comprised of 1000 square feet for which we pay $2,600 on a monthly basis.

Hendrx owns office and manufacturing space located in Fujian, China. The office space is 100,000 sq ft, the manufacturing space is comprised of the existing 250,000 sq ft production facility and a recently completed 25,000 sq ft manufacturing facility, in addition to an employee residence that totals of 100,000 sq ft..

ITEM 3. LEGAL PROCEEDINGS

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“WWL”) against a number of defendants, including Hendrx, in the Superior Court for the County of Los Angeles, State of California, for breach of contract and patent infringement. The complaint alleges that an agreement between WWL and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with Fujian Yuxin Electronic Equipment Co. Ltd., a wholly owned subsidiary of Hendrx, to manufacture atmospheric water generators (“AWGs”), on an original equipment manufacturer (OEM) basis, that allegedly infringe WWL’s patents. WWL’s suit seeks damages of $1,000,000 from the defendants, including Hendrx, in addition to accrued interest and costs. Hendrx denies any culpability or liability in this matter and has filed motions in response to the allegations that it believes will ultimately cause Hendrx to succeed in defending this position..

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Hendrx’s common stock is traded on Over the Counter Bulletin Board under the symbol “HDRX”.

The table below sets forth the high and low prices for Hendrx’s common stock for each quarter of 2005 and 2004. Certain stock prices have been adjusted to reflect a one for fifteen (1:15) forward split that was effected on December 15, 2004. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                -------------- -------------------------- --------------------- --------------------
                Year           Quarter Ended              High                  Low
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2005           December 31                $5.03                 $2.01
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $5.60                 $4.50
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               June 30                    $7.05                 $4.80
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               March 31                   $5.25                 $3.20
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                2004           December 31                $3.30                 $0.30
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               September 30               $0.60                 $0.30
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               June 30                    $0.60                 $0.60
                -------------- -------------------------- --------------------- --------------------
                -------------- -------------------------- --------------------- --------------------
                               March 31                   $0.60                 $0.45
                -------------- -------------------------- --------------------- --------------------

Record Holders

As of April 20, 2006, there were 347 shareholders of record holding a total of 37,238,067 shares of common stock. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

Hendrx has not declared any dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on Hendrx’s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit Hendrx’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2005.

Mission Statement

Our mission is to design and manufacture highly reliable atmospheric water generators and water-purification appliances at affordable prices, allowing consumers to obtain high-quality, yet economical, purified drinking water, regardless of their geographical location or economic conditions.

Vision Statement

Our vision is for Hendrx to become the premier worldwide supplier of high-quality, purified drinking water through the use of unique, revolutionary and innovative technologies, and provide a complete solution to the world’s drinking water needs.

Goals and Objectives

Our goals and objectives are as follows:

Increase overall market share, remain a “Market Leader” in the atmospheric water industry, and attain business plan targets..

Hendrx will implement the following strategies pursuant to this goal:

|X|      Increase revenues through sales;

|X|      Increase revenues through higher profit margins;

|X|      Acquire companies with existing distribution networks and healthy revenue stream, thereby immediately owning the infrastructure;

|X|      Expand Hendrx horizontally through joint ventures or acquisition of companies with unique and/or revolutionary technologies or products; and

|X|      Implement an aggressive, yet carefully developed and well-conceived marketing campaign to create brand and product awareness.

Manufacture defect and trouble free equipment.

An important reason for the failure of many AWG companies is defects that have continued to plague the industry.. The concept of producing water from the air is not a new one, however, using the water for drinking purposes is. Typical air conditioning or dehumidification companies have the ability to manufacture appliances that produce water from the air but they do not have the expertise and “know-how” to purify the water and maintain purity of the water. On the other hand, some water filtration/purifier appliance manufacturers have the knowledge to purify and/or filter water, but they do not have the capability to ensure trouble-free operations of water machines.

At this time, it is crucial for Hendrx to manufacture only reliable, trouble-free water machines. The ability to have a truly “plug and play” machine without service calls and technical problems is crucial to us..

Become financially stable.

Numerous atmospheric water companies have failed because they ran out of funds, either before they could successfully produce machines or before they could enter the market. Hendrx must ensure that we have sufficient funds to move forward in pursuit of our goals and objectives.

Be highly profitable to our shareholders..

We aim to create an extraordinary value to our shareholders through advanced research and development of new, innovative, safe and highly effective products that help people around the world live healthier, happier and longer lives.

Help establish a professional industry image.

One problem which has continuously plagued the infant atmospheric water industry is the lack of professionalism by the players, most of which have been small operations attempting to enter into a multi billion water industry. Often, small companies represented products that were manufactured by factories with little or no knowledge in building atmospheric water generators. As a result, many consumers ended up with products that did not work well if at all.

Our intent is to erase the “garage industry” mentality from the atmospheric water industry and build a professional industry image in which the players value quality, reliability, and place a high emphasis on fostering a professional relationship with their network of distributors, agents and dealers by ensuring protection and support necessary to build a lasting and mutually profitable business.

Reaching Our Goals and Objectives

To reach the above goals and objectives, Hendrx has fully formulated and has begun implementation of a series of strategies which we refer to as our “10-Step” plan, as follows:

    1.        Corporate and Management Restructuring

    2.        Improve and Rectify Manufacturing Processes

    3.        Establish Additional Assembly Facility (United States)

    4.        Establish Research and Development Facility

    5.        Develop and Launch New Products

    6.        Establish Regional Offices

    7.        Increase Number of Distributors

    8.        Develop and Implement Support Systems for Distributors

    9.        Financial and Debt Restructuring

    10.        Consolidate the Industry

Additionally, our marketing strategy, not fully in place at this time, will focus on the following:

x  To determine ideal geographical markets;

x  To obtain and sign as many distributors as possible in the selected geographical targets;

x  To develop as sound marketing plan;

x  To increase Hendrx's brand and product awareness;

x  To saturate the market;

x  To increase revenues through sale and acquisitions; and

x  To develop a retail market campaign.

Further, we have begun developing comprehensive national and international sales campaigns as well as taken steps to improve customer satisfaction with after sales service.

Quantitative and Qualitative Disclosures of Various Risks

Historically Hendrx has not been able to generate sufficient cash flow to expand marketing, manufacturing capacity and fund necessary research and development. Accordingly, there can be no assurance that our business strategy will provide sufficient cash flows to accomplish those objectives defined by management for future growth. Should we be unable to generate sufficient cash flow from the sale of our products, we will be required to seek financing from alternative sources such as additional sales of our common stock or incurring additional debt in order to accomplish our current marketing, manufacturing and research and development objectives. Hendrx can provide no assurance that such efforts, if necessary, would be successful.

Hendrx’s business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to increase net cash flow and deter future prospects of revenue growth. Our financial condition and results of operations depend primarily on revenue generated from the sale of AWG units and our ability to control expenses. Hendrx has a limited history of generating revenue which should not be viewed as an indication of continued growth and a historical record of incurring losses. Should we be unable to consistently generate revenue and reduce or stabilize expenses to the point where it can maintain net cash flow, such failure will have an immediate impact on the its ability to continue its business operations.

RESULTS OF OPERATIONS

Hendrx’s financial statements are stated in U.S. dollars in accordance with US GAAP and are consolidated with the financial statements of Eastway and Yuxin for the periods ended December 31, 2005 and 2004. Note: the consolidated statement of income and the consolidated statement of cash flows reflect revenue, expenses and cash flow, for the period since the acquisition of Yuxin on December 16, 2004, until the year end December 31, 2005. The actual operations on the financial statements of Yuxin, for the full years ended December 31, 2004, 2003 and 2002 are incorporated herein by reference as Exhibit 99 (i)..

During the period ended December 31, 2005, Hendrx was engaged in the research and development, manufacturing and marketing of AWG units from Fujian, China. Hendrx expects that over the next twelve months it will embark on a comprehensive marketing plan for the sale of AWG units while focusing on innovation through research and development.

As at December 31, 2005, Hendrx realized a net loss of $2,950,555 from operations.

Results of Years Ended December 31, 2005 and 2004

Gross Revenue

Gross revenue for the twelve month period ended December 31, 2005 was $4,417,240 from $254,938 for the comparable period ended December 31, 2004. Gross revenue in the period ended December 31, 2004 recognizes only revenue generated by our wholly owned subsidiary Yuxin from the date of acquisition, December 16, 2004, until year end. Yuxin’s revenues for the twelve month period ended December 31, 2004 was $9,319,461. The decrease in gross revenues over the comparative 12 month periods can be attributed to a renewed focus on the development and introduction of improved products prior to the implementation of an expanded marketing strategy. Hendrx expects that gross revenues will increase over the next twelve months as product improvements are implemented and marketing efforts are expanded.

Net Losses

Net losses from operations for the twelve month period ended December 31, 2005 were $2,950,555 from a net profit of $106,214 for the twelve month period ended December 31, 2004. Net profits in the period ended December 31, 2004 only consolidates the operations of Yuxin and Hendrx from the date of acquisition until year end. Yuxin’s net profit for the twelve month period ended December 31, 2004 was $795,646. The transition from a net profit to a net loss over the comparative 12 month periods can be attributed to general and administrative costs, $3,312,561. Hendrx does expect to reduce net losses over the next twelve months as revenues increase and general and administrative costs decrease.

Expenses

Cost of goods sold for the twelve month period ended December 31, 2005 was $3,724,235 from $74,569 for the comparable twelve month period ended December 31, 2004. Cost of goods sold in the period ended December 31, 2004 only consolidates the costs incurred by Yuxin and Hendrx from the date of acquisition until year end. Yuxin’s cost of goods sold for the twelve month period ended December 31, 2004 was $6,593,458. A portion of the increase in cost of goods sold was due to the increase in costs associated with the use of new components in the AWG units designed to improve efficiency and functionality. Hendrx expects that the cost of goods sold will increase in relation to increases in revenue over the next twelve months.

Selling expenses for the twelve month period ended December 31, 2005 were $376,312 from $2,307 for the comparable twelve month period ended December 31, 2004. Selling expenses in the period ended December 31, 2004 only consolidates selling expenses incurred by Yuxin and Hendrx from the date of acquisition until year end. Yuxin’s selling expenses for the twelve month period ended December 31, 2004 was $84,323. The increase in selling expenses over the comparative 12 month periods can be attributed to increased marketing efforts. Hendrx anticipates that selling expenses will increase over the next twelve months as a comprehensive marketing strategy is expanded to develop the marketplace for AWG units.

General and administrative expenses for the twelve month period ended December 31, 2005 increased to $3,312,561 from $64,191 for the comparable twelve month period ended December 31, 2004 comprised of $20,426 in expenses prior to the acquisition of Yuxin and $43,765 subsequent to the acquisition of Yuxin through December 31, 2004.General and administrative expenses for the twelve month period ended December 31, 2004 only consolidates general and administrative expenses incurred by Yuxin and Hendrx from the date of acquisition until year end. Yuxin’s general and administrative expenses for the twelve month period ended December 31, 2004 was $1,233,759. The increase in general and administrative expenses over the comparative periods can be attributed to increases in professional fees, consulting fees, financing costs, travel, and general office expenses. Hendrx anticipates that general and administrative expenses will decrease over the next twelve months as costs are evaluated and operational efficiencies imposed by management.

Hendrx’s depreciation and amortization expenses for the annual periods ended December 31, 2005 and 2004 were $643,612 and $0, respectively. Depreciation and amortization expenses for the twelve month period ended December 31, 2004 only consolidates depreciation and amortization expenses charged to Yuxin and Hendrx from the date of acquisition until year end. Yuxin’s depreciation and amortization expenses for the twelve month period ended December 31, 2004 was $223,301.

Liquidity and Capital Resources

Cash flow used in operations for the twelve month period ended December 31, 2005 was $923,467 as compared to cash flow provided by operations of $128,014 for the comparable period ended December 31, 2004. Cash flow provided by operations for the twelve month period ended December 31, 2004 only consolidates cash flow provided by operations by Yuxin and Hendrx from the date of acquisition until year end. Yuxin’s cash flow provided by operations for the twelve month period ended December 31, 2004 was $2,725,373. The transition from cash flow provided by operations to cash flow used in operations can be attributed to the net loss realized in the most recent twelve month period. Hendrx expects to continue to use cash flow in operations over the next twelve months as cash flow is used for research and development, product improvement, and expanding our marketing strategy.

Cash flow used in investing activities for the twelve month period ended December 31, 2005 was $4,434,082 as compared to $0 for the year ended December 31, 2004. Cash flow from investing activities for the twelve month period ended December 31, 2004 only consolidates cash flow from investing activities used in operations by Yuxin and Hendrx from the date of acquisition until year end. Yuxin’s cash flow used in investing activities for the twelve month period ended December 31, 2004 was $1,214,418. Investment activities in 2005 can be primarily attributed to the acquisition of Yuxin and the expansion of our plant in China and purchase of manufacturing equipment. Hendrx expects that cash flow used in investing activities will increase over future periods as we expect to open an assembly plant in the United States and more is spent on product improvement.

Cash flow produced by financing activities was $6,583,452 for the year ended December 31, 2005 as compared to $1,350 used in financing activities for the year ended December 31, 2004. Cash flow used in financing activities for the twelve month period ended December 31, 2004 only consolidates cash flow used in financing activities by Yuxin and Hendrx from the date of acquisition until year end. Yuxin’s used cash flow from financing activities for the twelve month period ended December 31, 2004 was $1,811,559. Cash flow produced by financing activities in 2005 was comprised of a series of private placements of our common stock at prices ranging from $1.50 to $1.51 per share. Hendrx raised a total of $7,964,250 from the placements. Proceeds were used to satisfy outstanding obligations to Hendrik Tjandra, the chairman of our board of directors for amounts due as the result of the purchase and sale of Yuxin, the construction of additional manufacturing space in China, research and development, product improvements and marketing. Hendrx expects that cash flow will continue to be produced from financing activities in 2006 as management considers new debt or equity financing to move the company’s business plan forward.

Hendrx has bank loans of $2,593,734 that are guaranteed by Fujian Tienyu Steel Products Co., Ltd., a company owned by the chairman of Hendrx. Yuxin, in return, guarantees Tienyu’s bank loans of $4,790,465.. The bank loans are short term and must be renewed on a staggered basis annually. Management intends to terminate the mutual guarantees as soon as is possible.

Hendrx had a working capital deficit of $83,776 as of December 31, 2005 and has funded its cash needs from revenue and debt and equity financing provided by banks and other unrelated parties. Hendrx anticipates that cash flows from future revenues and debt or equity placements are expected to be sufficient to fund operations in 2006.. However there can be no assurance that Hendrx will generate sufficient cash flows from revenue or debt or equity placements to fund current operations. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Hendrx adopted a Stock Option and Compensation Plan (“Plan”) on March 12, 2005. Under the Plan, Hendrx may issue stock, stock appreciation rights, or grant options to acquire Hendrx’s common stock to employees of Hendrx or its subsidiaries. The board of directors, at its own discretion may also issue stock, stock appreciation rights or grant options to other individuals, including consultants or advisors, who render services to Hendrx or its subsidiaries. Hendrx granted of 350,000 options with an exercise price of $1.50 for a period of five years to all the then current members of the board of directors as of March 12, 2005.

Hendrx, except in respect to the grant of stock options, has no defined benefit plan or contractual commitment with any of its officers or directors. Hendrx has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by manufacturing personnel, unless the holding period is determined to be less than 45 days. Hendrx has no current plans to make any significant changes in the number of employees.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in sections titled “Management’s Discussion and Analysis” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

x our anticipated financial performance and business plan;

x the sufficiency of existing capital resources;

x our ability to raise additional capital to fund cash requirements for future operations;

x uncertainties related to the acceptance of Hendrx's current and future products;

x the ability of Hendrx to achieve and maintain sufficient revenues to fund operations;

x the volatility of the stock market and;

x general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2005 and 2004 included in this Form 10-KSB, Hendrx discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Hendrx believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. Hendrx bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, we apply the following critical accounting policy in the preparation of our financial statements.

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

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140". This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Hendrx’s results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No.20, “Accounting Changes,” and supersedes FASB Statement No.3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Hendrx does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In December 2004, the FASB issued SFAS No.151, “Inventory Costs, an amendment of ARB No.43, Chapter 4” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Hendrx’s results of operations or financial position

In December 2004, the FASB issued SFAS 153 – Exchanges of Non-Monetary Assets – An amendment of APB 29. This statement amends APB 29, which is based on the principle that exchanges of non-monetary assets should be measured at the fair value of the assets exchanged with certain exceptions. SFAS 153 eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning on or after June 15, 2005. The adoption of this standard is not expected to have a material effect on the Hendrx’s results of operations or financial position.

In December 2004, FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Hendrx’s results of operations or financial position.

Going Concern

Hendrx’s auditor has expressed concern as to Hendrx’s ability to continue as a going concern as a result of conditions recurring losses, limited revenue-generating activities and a working capital deficiency of $83,776 as of December 31, 2005. Hendrx’s ability to continue as a going concern is subject to the ability of Hendrx to increase net income and obtain funding from outside sources. Management’s plan to address Hendrx’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of Hendrx’s securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow Hendrx to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

Hendrx’s audited financial statements for the periods ended December 31, 2005 and 2004 are attached hereto as F-1 through F-27. Yuxin’s audited financial statements for the periods ended December 31, 2004, 2003, and 2002 are incorporated herein by reference as Exhibit 99 (i).

Hendrx Corp.

(Formerly known as “Starsoft, Inc.”)

Consolidated Financial Statements

Years Ended December 31, 2005 and 2004

                                                                                             Page

                  Report of Independent Registered Public Accounting Firm                     F-2
                  Consolidated Balance Sheets                                                 F-3

                  Consolidated Statements of Income                                           F-4

                  Consolidated Statements of Retained Earnings (Deficit)                      F-5

                  Consolidated Statement of Changes in Stockholders' Equity                   F-6

                  Consolidated Statements of Cash Flows                                       F-7

                  Notes to Financial Statements                                               F-8

                                               MOEN AND COMPANY LLP
                                              CHARTERED ACCOUNTANTS
Member:                                                                             Securities Commission Building
Canadian Institute of Chartered Accountants                                           PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia                        Suite 1400 - 701 West Georgia Street
Institute of Management Accountants (USA) (From 1965)
                                                                                       Vancouver, British Columbia
Registered with:                                                                                    Canada V7Y 1C6
Public Company Accounting Oversight Board (USA) (PCAOB)
Canadian Public Accountability Board (CPAB)                                             Telephone:  (604) 662-8899
Canada  - British Columbia Public Practice Licence                                            Fax:  (604) 662-8809
                                                                                          Email:  moenca@telus.net
---------------------------------------------------------------- --------------------------------------------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hendrx Corp.

We have audited the accompanying consolidated balance sheets of Hendrx Corp. as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and stockholders’ equity, for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hendrx Corp. as of December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for the years ended December 31 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        “Moen and Company LLP”

Vancouver, British Columbia, Canada

Chartered Accountants

April 17, 2006

HENDRX CORP.
 Consolidated Balance Sheets
 (Expressed in US Dollars)
---------------------------------------------------------------------------------------------------------------------
                                                                                            December 31,
                                                                                 ------------------------------------
 Assets                                                                               2005                2004
                                                                                 ---------------     ----------------
 Current Assets
          Cash (Note 2)                                                      $        1,733,580  $           507,677
          Accounts receivable                                                           344,877              412,724
          Value Added Tax Refundable                                                    131,692                    -
          Inventories (Note 4)                                                        1,828,845              978,376
          Due from related parties (Note 9d)                                             20,784                    -
          Prepaid expenses                                                                2,500               86,284

--------------------------------------------------------------------------------------------------------------------
 Total Current Assets                                                                 4,062,278           1,985,061
--------------------------------------------------------------------------------------------------------------------
 Long term loan (Note 16)                                                               105,284              114,952
 Property, Plant and Equipment-Net (Note 6)                                           5,885,734            5,071,568
 Intangible assets-Net (Note 5)                                                       2,898,744            3,069,352
 Goodwill (Note 3)                                                                   31,854,137          31,854,137
--------------------------------------------------------------------------------------------------------------------
 Total assets                                                                $       44,806,177  $        42,095,070
----------------------------------- --------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity
 Current Liabilities
          Accounts payable  (Note 8)                                         $          829,768  $           376,145
          Accrued liabilities                                                            11,332               25,274
          Accrued wage benefits (Note 11)                                                31,109                    -
          Past service wage Costs                                                             -              517,440
          Short term bank loans (Note 10)                                             2,593,734            3,481,057
          Due to related parties (Note 9e)                                              680,111                    -
          Due on purchase of subsidiary (Note 3)                                              -            3,500,000

--------------------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                            4,146,054           7,899,916
--------------------------------------------------------------------------------------------------------------------

 Stockholders' Equity
          Capital stock (Authorized: 350,000,000)
          (Issued and outstanding: 37,238,067 (2004: 31,800,000))
                   Par value                                                             37,238               31,800
                   Additional paid in capital                                        43,196,066           34,129,400
          Other Comprehensive Income                                                    343,420                    -
          Retained (Deficit)Earnings                                                (2,916,601)               33,954

--------------------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                          40,660,123          34,195,154
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                  $       44,806,177  $        42,095,070

--------------------------------------------------------------------------------------------------------------------

        Commitments: Note 3 and 10; Going Concern: Note 1; Guarantees: Note 10

HENDRX CORP.
 Consolidated Statements of Operations and Comprehensive Income (Loss)
 (Expressed in US Dollars)
--------------------------------------------------------------------------------------------------------------------
                                                                                            Year Ended
                                                                                           December 31,
                                                                               -------------------------------------
                                                                                    2005                 2004
                                                                               ----------------     ----------------

 Revenue                                                                   $          4,471,240  $           254,938
       Cost of Goods Sold                                                             3,724,235               74,569
      --------------------------------------------------------------------------------------------------------------

 Gross Profit                                                                           747,005              180,369
--------------------------------------------------------------------------------------------------------------------
       Selling Expenses                                                                 376,312                2,307
       General and administrative expenses
         (Including Stock Based Compensation Expenses of $1,764,000)                  3,312,561               64,191
--------------------------------------------------------------------------------------------------------------------
 Total Expenses                                                                       3,688,873              66,498
--------------------------------------------------------------------------------------------------------------------
 Profit (Loss) before Income taxes                                                  (2,941,868)              113,871
      Income taxes                                                                        8,687                7,657
----- --------------------------------------------------------------------------------------------------------------
 Net profit(loss) for the year                                             $        (2,950,555)  $           106,214
  Other Comprehensive Income
      Foreign Currency Translation Adjustments                                          343,420                    -
----- --------------------------------------------------------------------------------------------------------------

 Comprehensive Income(Loss)                                                $        (2,607,135)  $           106,214
--------------------------------------------------------------------------------------------------------------------
*	The 2004 Statement of Income covers operations of the subsidiary from the date of acquisition on December 16, 2004 to December 31, 2004. The 2004 complete financial statement of the subsidiary will be disclosed by the Company in its annual filing of its Form 10-KSB document.

HENDRX CORP.
Consolidated Statements of  Stockholders' Equity
Year Ended December 31, 2005 and 2004
(Expressed in US Dollars)
------------------------------------------------- -- --------------- --- -------------- --- --------------- --- -------------- --- ------------------ --- ----------------
                                                                                            Additional            Retained               Other
                                                         Common             $0.001             Paid-in            Earnings           Comprehensive         Stockholders'
                                                         Shares            Par Value           Capital             Deficit              Income                Equity
                                                     ---------------     --------------     ---------------     --------------     ------------------     ----------------
Balance December 31, 2003                                 2,120,000   $          2,120   $          68,880   $       (72,260)   $                      $           (1,260)
2004 Forward stock split and
      reorganization of stock                            19,080,000             16,960            (16,960)
------ ------------------------------------------ -- --------------- --- -------------- --- --------------- --- -------------- --- ------------------ --- ----------------
                                                         19,080,000             19,080              51,920           (72,260)                                      (1,260)
Issuance of shares for acquisition of
       wholly-owned subsidiary                           12,720,000             12,720          34,077,480                                                      34,090,200

Net profit for year ended
       December 31, 2004                                                                                              106,214                                      106,214
------------------------------------------------- -- --------------- --- -------------- --- --------------- --- -------------- --- ------------------ --- ----------------
Balance, December 31, 2004                               31,800,000             31,800          34,129,400             33,954                                   34,195,154
------------------------------------------------- -- --------------- --- -------------- --- --------------- --- -------------- --- ------------------ --- ----------------
Shares issued during the year for cash
       Private placements                                 5,303,667              5,304           7,958,946
       Employees  for past service wage costs               134,400                134             517,306
                                                     ---------------     --------------     ---------------
       Sub-total                                          5,438,067              5,438           8,476,252                                                       8,481,690
Stock Issue Cost                                                                               (1,173,586)                                                     (1,173,586)
Foreign Currency Translation Adjustments                                                                                                     343,420               343,420
Stock based compensation                                                                         1,764,000                                                       1,764,000
Net loss for the year ended
       Devember 31, 2005                                                                                          (2,950,555)                                  (2,950,555)
------------------------------------------------- -- --------------- --- -------------- --- --------------- --- -------------- --- ------------------ --- ----------------
Balance, December31, 2005                                37,238,067  $          37,238  $       43,196,066  $     (2,916,601)  $             343,420  $         40,660,123
------------------------------------------------- -- --------------- --- -------------- --- --------------- --- -------------- --- ------------------ --- ----------------

HENDRX CORP.
 Consolidated Statements of Cash Flows
 (Expressed in US Dollars)
----------------------------------------- ------------- --- -- ------------- -- --- --- --------------- --- ----------------
                                                                                                    Year Ended
                                                                                                   December 31,
                                                                                        ------------------------------------
                                                                                             2005                2004
                                                                                        ---------------     ----------------
       Operating activities
          Adjustments to reconcile net income (loss) to net cash                    $      (2,950,555)  $           106,214
               Amortization - tangible assets                                                  473,004                    -
               Amortization - intangible assets                                                170,608                    -
               Stock-based compensation                                                      1,764,000                    -
          Changes in operating assets and liabilities of
               Accounts receivable                                                              67,847                    -
               VAT Refundable                                                                (131,692)
               Inventories                                                                   (850,469)                    -
               Prepaid expenses                                                                 83,784                    -
               Advances to related parties                                                    (20,784)
               Accounts payable                                                                459,458               21,800
               Accrued liabilities                                                              11,332                    -
------------------------------------------------------- --- -- ------------- -- --- --- --------------- --- ----------------
 Total funds from(used in) operating activities                                              (923,467)             128,014
------------------------------------------------------- --- -- ------------- -- --- --- --------------- --- ----------------
       Financing activities
          Short term bank loans                                                              (887,323)                    -
          Advances from related parties                                                        680,111              (1,350)
          Share capital issued for cash                                                      7,964,250                    -
          Stock Issue Cost                                                                 (1,173,586)                    -
------------------------------------------------------- --- -- ------------- -- --- --- --------------- --- ----------------
 Total funds from(used in) financing activities                                              6,583,452             (1,350)
------------------------------------------------------- --- -- ------------- -- --- --- --------------- --- ----------------

       Investing activities
          Short term loan                                                                        9,668                    -
          Property, plant and equipment                                                      (943,750)                    -
          Payment on purchase of subsidiary                                                (3,500,000)                    -
------------------------------------------------------- --- -- ------------- -- --- --- --------------- --- ----------------
 Total funds from (used in ) investing activities                                          (4,434,082)                    -
------------------------------------------------------- --- -- ------------- -- --- --- --------------- --- ----------------
-------------------------------------------------------
 Cash, increase during the year                                                              1,225,903              126,664
 Cash, beginning of the year                                                                   507,677                   90
 Cash of wholly-owned subsidiary at date of acquisition                                              -              380,923
---------------------------------------------------------------------------- -- --- --- --------------- --- ----------------

 Cash, end of the year                                                        $              1,733,580   $          507,677
----------------------------------------- ------------- --- -- ------------- -- --- --- --------------- --- ----------------

 Supplementary cash flow information                                                                 -
       Non cash items
          Shares issued for accrued wage benefits                                   $          517,440   $                -
          Stock Based Compensation                                                  $        1,764,000   $                -
          Other Comprehensive Income                                                $          343,420   $                -
       Income taxes paid                                                            $            8,687   $            7,357
       Interest paid                                                                $          197,428   $                -

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Organization

HENDRX Corp. (formerly StarSoft Inc.) (“the Company”) was incorporated under the laws of the State of Nevada on May 4, 1998 (Inception Date) for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company operated from May 4, 1998 through approximately October 31, 2000 developing and marketing computer software. The Company had also planned to offer consulting services for software developers but that aspect of the Company business never materialized. Since October 31, 2000, the Company ceased the aforementioned operations and was in the development stage until December 16, 2004, when it acquired 100% of the issued shares of Eastway Global Investment Limited, which included the latter company’s wholly-owned operating subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd.

Organization and Nature of Business of the Wholly Owned Operating Subsidiary

Fujian Yuxin Electronic Equipment Co., Ltd. (“YuXin”) was incorporated under the laws of People’s Republic of China on February 18, 1993.

The principal business of YuXin is to manufacture and distribute water dispenser systems. YuXin owns patents of atmospheric water generation in China and utilizes patents under license that are registered in the United States. Its head office and plant facilities are located in Ron Qiao Economic Development Zone, Fuqing City, Fujian Province, P.R. China.

Going Concern
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has working capital deficiency of $83,776 at December 31, 2005 and had a net loss of $2,950,555 for the year ended December 31, 2005, and might not have sufficient work capital for the next twelve months. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

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

Accounting Method
The Company financial statements are prepared using the accrual method of accounting. Property, Plant and Equipment assets are stated at cost. Depreciation and amortization uses the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

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

        Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash that is not collateralized and accounts receivable that are unsecured. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

        Cash and cash equivalents

        Cash consists of cash on deposit with the Company’s banks.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

Compensated absences
Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors and these costs are accrued on a monthly basis.

Stock based compensation
Effective January 1, 2005, the Company adopted revised SFAS No.123(R), “Share-Based Payment” which replaces SFAS No.123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees.” This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transaction. The statement applies to all awards granted, modified repurchased or cancelled after January 1, 2005, and unvested portion of previously issued and outstanding awards. Stock-based compensation newly issued in 2005 is expensed in accordance with the fair value based method of accounting. The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. The Company estimates the fair value of stock options using the Black-Scholes option valuation model.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

Long-lived assets
The Company adopts SFAS 144 “Accounting for the impairment or disposal of long-lived assets.” The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its expected undiscounted cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset.

        Capital assets and depreciation

Capital assets are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value:

Buildings                                                                   20 years

Manufacturing machinery and equipment                   10 years

Transportation equipment                                         10 years

Electronic equipment                                                  5 years

Leasehold Improvement                                           10 years

Office equipment                                                        5 years

Revenue recognition

Hendrx generates revenue through the sale of atmospheric water generation units to wholesale distributors or to individual consumers. Revenues are recognized only when persuasive evidence for a sales arrangement exists i.e., delivery of the product has occurred; the product price is fixed or determinable; and collection of the sale is reasonably assured.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Asset Retirement Obligations

Legal obligations associated with the retirements of tangible long-lived assets are recorded as liabilities. The liabilities are calculated using the net present value of the cash flows required to settle the obligation. A corresponding amount is capitalized to the related asset. Asset retirement costs are charged to earnings in a manner consistent with the depreciation, depletion and amortization of the underlying asset. The liabilities are subject to accretion over time for changes in the fair value of the liability through charges to accretion which is included in cost of sales and operating expenses.

It is possible that the Company’s estimates of its ultimate asset retirement obligations could change as a result of changes in regulations, the extent of environmental remediation required, the means of reclamation or cost estimates. Changes in estimated are accounted for prospectively from the period the estimate is revised.

Research and development
Research and development costs, which include the cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred. The costs incurred in 2005 were $6,634 (2004: nil).

        Intangible assets and amortization

Land use rights
The subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd., entered into an agreement on May 15, 1995 for land use rights with Fujian Fuqing Land Management Bureau for a 50 year period, and is recorded at the appraisal value at the date of acquisition and amortized over a maximum period of 40 years in accordance with US GAAP.

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

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

 Impairment of Goodwill

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. FAS-142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques.

        Specifically, goodwill impairment is determined using a two-step process.

The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of Fujian Yuxin Electronic Equipment Co. Ltd (“Yuxin”), with its carrying amount, including goodwill. The estimates of fair value of Yuxin, are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Discount rate assumptions are based on an assessment of the risk inherent in the Company. If the carrying amount of Yuxin exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

The second step of the goodwill impairment test compares the implied fair value of Yuxin’s goodwill with the carrying amount of that goodwill. If the carrying amount of Yuxin’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination.

Since 2005 is the first year of operation since Yuxin became a wholly owned subsidiary of the Company, the Board of Directors of the Company considers the implied fair value of Yuxin to be in excess of its carrying amount, the goodwill associated with Yuxin is considered not impaired and the second step of the impairment test is unnecessary.

Financial instruments
The company’s financial instruments consist of cash, accounts receivable and current liabilities. Unless otherwise noted, it is management’s opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Segmented information

The Company’s identifiable assets are all located in China except cash of $52,579 in Canada and cash of $528,473 in Switzerland and fixed assets of $6,436 in Canada. Revenue on a geographical basis is disclosed in Note 12, below.

Foreign currency translation
The Company’s functional and reporting currency is the United States Dollar. The financial statements of the Company are translated to United States Dollars in accordance with SFAS No.52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in RMB. Foreign Currency Translation Adjustments are included in Other Comprehensive Income and disclosed as a separate category of Stockholders’ Equity.

Recent Accounting Pronouncements
In December 2004, the FASB also issued SFAS No.151, “Inventory Costs, an amendment of ARB No.43, Chapter 4” which will become effective for the Company beginning January 1, 2006. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted material should be expensed as incurred and not included in overhead. In addition, this standard requires that the allocation of fixed production overhead costs to inventory be based on the normal capacity of the production facilities. The adoption of this standard is not expected to have a material effect on the Hendrx’s results of operations or financial position

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No.29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

 Recent Accounting Pronouncements (Cont'd)

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No.20, “Accounting Changes,” and supersedes FASB Statement No.3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Hendrx does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Hendrx’s results of operations or financial position.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Recent Accounting Pronouncements (Cont'd)

In December 2004, FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Hendrx’s results of operations or financial position.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

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

David Tjahjadi, the son of Hendrik Tjandra, is also a principal to the agreement as he is an officer and director of the Operating company.

        Hendrik Tjandra and David Tjahjadi are named “the Principals” in the agreement.

        Terms and conditions of this agreement are as follows:

(a)	a deposit of $300,000 deposited with the solicitors of Kirin Capital pursuant to a letter Agreement dated October 29, 2004 between Kirin Capital Corp., the Principals and the Operating Company.

(b)	The purchase price for the shares is $3,500,000 cash plus the market value of purchase price shares, in (d); below, and in future earn-out shares as computed in (e), below.

(c)	The cash purchase price of $3,5000,000, has been paid.

(d)	the issuance on closing of 12,720,000 common shares to Hendrik equal to 40% of the issued and outstanding shares of HENDRX Corp., which have been issued.

(e)

an earn-out bonus to the Principals, in equal shares, the number of shares required to bring the principals’ aggregate holding of shares in the capital of HENDRX Corp. up to 51% within 30 days after the release and publication of HENDRX Corp.‘s audited financial statements for the first fiscal year in which the gross revenue, on a consolidated basis, exceeds $15,000,000 related to atmospheric water generators.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

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

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD. (Cont'd)

        There is goodwill on the acquisition, computed as follows:

Assets Acquired
     Current Assets                                                                  $        1,973,259
     Fixed Assets                                                                             5,071,568
     Intangible Assets                                                                        3,069,352
--------------------------------------------------------------------------------------------------------
 Total Assets                                                                                10,114,179
Liabilities Assumed
      Current Liabilities                                                                     4,378,116
--------------------------------------------------------------------------------------------------------
Net Equity                                                                                    5,736,063
Consideration issued, as above                                                               37,590,200
--------------------------------------------------------------------------------------------------------
Goodwill, on acquisition                                                             $       31,854,137
--------------------------------------------------------------------------------------------------------
The acquisition agreement was signed on December 16, 2004. Net profit from the operations of the subsidiary of Fujian Yuxin Electronic Equipment Co., Ltd. of $106,214 is included in these financial statements from the date of acquisition on December 16, 2004 to December 31, 2004.

Note 4. INVENTORIES

                                                                                      December 31,
                                                                 --------------------------------------
                                                                       2005                 2004
                                                                 --------------------------------------
 Finished goods                                                            419,439  $          123,797
                                                              $
 Raw materials                                                           1,196,968           542,702
 Work-in-process                                                           212,438           311,877
-------------------------------------------------------------------------------------------------------
 Total                                                                   1,828,845  $          978,376
                                                              $
-------------------------------------------------------------------------------------------------------

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 5. INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION
December 31, 2005                                                            Accumulated         Net Book
                                                             Cost             Amortization        Figures
                                                       -------------------------------------------------------
 Land use rights                                    $         1,560,931 $          405,642 $        1,155,289
 Patents                                                      2,068,390            324,935          1,743,455
--------------------------------------------------------------------------------------------------------------
 Total                                                        3,629,321  $         730,577 $        2,898,744
                                                    $
--------------------------------------------------------------------------------------------------------------

December 31, 2004                                                            Accumulated         Net Book
                                                             Cost             Amortization        Figures
                                                       -------------------------------------------------------
 Land use rights                                    $         1,560,931 $          375,693 $        1,185,238
 Patents                                                      2,067,931            183,817          1,884,114
--------------------------------------------------------------------------------------------------------------
 Total                                              $         3,628,862  $         559,510 $        3,069,352
--------------------------------------------------------------------------------------------------------------

Note 6.    PROPERTY, PLANT AND EQUIPMENT

December 31, 2005                                                          Accumulated
                                                           Cost             Depreciation          Net
                                                     --------------------------------------------------------
 Buildings                                                  2,519,270            550,431           1,968,839
                                                  $                   $                  $
 Manufacturing machinery and equipment                      4,403,477            767,862           3,635,615
 Transportation equipment                                     284,973             87,709             197,264
 Electronic equipment                                          85,559             57,835              27,724
 Leasehold improvement                                         17,436              1,046              16,390
 Office equipment                                              64,653             43,875              20,778
 Construction in progress                                      19,124                                 19,124
                                                                                       -
-------------------------------------------------------------------------------------------------------------
 Total                                            $         7,394,492 $        1,508,758 $          5,885,734
-------------------------------------------------------------------------------------------------------------

December 31, 2004                                                          Accumulated
                                                           Cost             Depreciation          Net
                                                     --------------------------------------------------------
 Buildings                                                  2,298,057            444,592           1,853,465
                                                  $                   $                  $
 Manufacturing machinery and equipment                      3,421,748            440,979           2,980,769
 Transportation equipment                                     245,041             69,134             175,907
 Electronic equipment                                          83,870             45,755              38,115
 Office equipment                                              58,606             35,294              23,312
-------------------------------------------------------------------------------------------------------------
 Total                                            $         6,107,322 $        1,035,754 $         5,071,568
-------------------------------------------------------------------------------------------------------------
Note 7. COMMON STOCK

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Authorized

        350,000,000 voting common shares at par value of $0.001 per share

Net Loss Per Share
Basic and diluted weighted average numbers of shares outstanding for the year ended December 31, 2005 are as follows:

                                                                              December 31,
                                                             --------------------------------
                                                                  2005             2004
                                                             ---------------  ---------------
Weighted average number of shares
     (after forward split)
     Basic                                                       36,146,857       31,800,000
     Diluted                                                     36,146,857       32,317,440

Net Profit (Loss) per share
     Basic                                                       $      (0.08    $       0.00
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
     Diluted                                                     $      (0.08    $       0.00
---------------------------------------------------------------------------------------------

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 7. COMMON STOCK (Cont'd) Stock Options / Stock Based Compensation

        Stock options outstanding at December 31, 2005:

                              Options Outstanding
-----------------------------------------------------------
                         Weighted-
       Number             Average                                Number
   Outstanding at        Remaining                           Exercisable at
    December 31,        Contractual         Exercise          December 31,
        2005           Life (years)          Price                2005
------------------------------------------------------------------------------
       350,000             5.00              $1.50                   --
The fair value of these options was determined using the Black-Scholes option pricing model, recognizing forfeitures as they occur, using the following assumptions:

Options not yet forfeited                                                          350,000
Stock price                                                                          $5.80
Risk free interest rate                                                              4.50%
Expected volatility                                                                   745%
Expected dividend yield                                                                 $0
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that are fully transferable and have no vesting restrictions. The Company’s stock options are not transferable and cannot be traded. The Black-Scholes model also requires an estimate of expected volatility. The Company uses historical volatility rates of the Company to arrive at an estimate of expected volatility. Changes in the subjective input assumptions can materially affect the fair value estimate, and therefore do not necessarily provide a reliable measure of the fair value of the Company’s stock options.

Stock based compensation expensed for the year ended December 31, 2005 was $1,764,000 and is also disclosed as contributed surplus.

Note 8. ACCOUNTS PAYABLE
                                                        December 31,           December 31,
                                                            2005                   2004
                                                     --------------------    ------------------
 Accounts payable - trade                                                 $            170,063
                                                   $             825,531
 Other payables                                                                        206,082
                                                                   4,237
-----------------------------------------------------------------------------------------------
 Total                                              $             829,768 $            376,145

-----------------------------------------------------------------------------------------------

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 9. RELATED PARTY TRANSACTIONS

(a)     During the year ended December 31, 2005, sales to related parties are as follows:

                                                                    Year Ended        Year Ended
                                                                   December 31,         December 31,
Related Parties                                                        2005                 2004
                                                                -------------------   -----------------
 Indonesian PT. Galaksi Perkasa
     controlled by the Chairman of the Company
     and related parties                                     $                 - $            1,024,715
-------------------------------------------------------------------------------------------------------

(b)     During the year ended December 31, 2005, purchases from related parties are as follows:

                                                                    Year Ended            Year Ended
                                                                   December 31,          December 31,
Related Parties                                                        2005                  2004
                                                               ---------------------   ------------------
 Fuqing Huanyu plastic products Co., Ltd.
     controlled by sister of Mr. Hendrik Tjandra                                                 73,091
                                                             $               16,485 $
 Fuqing Yongxia Color Printing Factory
     controlled by sister of Mr. Hendrik Tjandra                                                 40,265
---------------------------------------------------------------------------------------------------------
 Total                                                       $               16,485 $           113,356
---------------------------------------------------------------------------------------------------------
(c)	During the year ended December 31, 2005, the Company paid total consulting services of $242,101 to officers and directors.

(d)     Balances due from related parties, are as follows:

                                                                     December 31,
                                                       -----------------------------
                                                           2005            2004
                                                       -------------    ------------

       Indonesia PT. Galakst Perkasa                         10,149                -

       Hendrik Tjandra                                        6,343                -

       Fuzhou sales Department                                4,292                -
                                                                                   -
------------------------------------------------------------------------------------
 Total                                               $        20,784  $            -

------------------------------------------------------------------------------------

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 9. RELATED PARTY TRANSACTIONS (Cont'd)

(e)     Balances due to related parties, are as follows

                                                                       December 31,
                                                         -----------------------------
                                                             2005            2004
                                                         -------------   -------------

       Fujian Tienyu Steel Products Co. Ltd                   666,215            -

       Fuqing Yuongxian Printing Co. Ltd                       12,417            -
       Fuqing Huanyu Plastic Products. Co.Ltd                   1,479            -

--------------------------------------------------------------------------------------
 Total                                                 $       680,111     $     -

--------------------------------------------------------------------------------------
Note 10. SHORT TERM BANK LOANS/GUARANTEES
Short term loans are borrowing from banks. The terms of these short term loans are summarized as follows:
                                        Interest Rate                               December 31,
                                                           --------------------------------------------
                                         (Per Year)               2005                    2004
                                    ---------------------- -------------------    ---------------------
Agricultural Bank of China
 Fuqing Branch                         5.55% to 6.96%     $       2,098,279    $             2,089,106
Xiamen International Bank                   5.31%                         -                   641,736

Huaxing Trust Company                       9.88%                         -                   266,205

Xing Yie Bank,
 Fuqing Branch                              7.25%                    495,455                   484,010
-------------------------------------------------------------------------------------------------------
                                                           $       2,593,734    $             3,481,057
-------------------------------------------------------------------------------------------------------

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 10. SHORT TERM BANK LOANS/GUARANTEES (Cont'd)
                                                           Bank Loan Payable        Maximum Amount
                                                      Balance at                    of Guarantee at
                                                           December 31, 2005        December 31, 2005
                                   ----------------------------------------------------------------
                                   ----------------  ------------- ----------------  -------------
                                          RMB             US$             RMB              US$
                                   -----------------                ----------------
                                   ----------------                ----------------
 Fuqing Agriculture Bank                 33,500,000 $    4,149,439       33,500,000 $    4,149,439
                                   -----------------                ----------------
                                      Hong Kong                        Hong Kong
                                       Dollars                          Dollars
                                   -----------------                ----------------
Xing Chang Bank                           5,000,000        641,026        5,000,000        641,026
---------------------------------------------------------------------------------------------------
              TOTAL                                 $    4,790,465                  $    4,790,465
---------------------------------------------------------------------------------------------------

                                                           Bank Loan Payable           Maximum Amount
                                                      Balance at                       of Guarantee at
                                                           December 31, 2004          December 31, 2004
                                   -----------------------------------------------------------------------
                                   ----------------  ------------- ----------------  -------------
                                          RMB             US$             RMB              US$
                                   -----------------  ------------- ----------------  -------------
 Fuqing Agriculture Bank                 18,500,000 $    2,238,544       18,500,000 $    2,238,544
 Fuqing Agriculture Bank                  5,000,000        605,000        5,000,000        605,000
 Communication Bank                       8,200,000        992,200       10,000,000      1,210,000
 ChungXing Bank                           4,400,000        532,400        5,000,000        605,000
                                                      -------------                   -------------
                                   ----------------                ----------------
                                         36,100,000      4,368,144       38,500,000      4,658,544
                                   -----------------                ----------------
                                      Hong Kong                        Hong Kong
                                       Dollars                          Dollars
                                   -----------------                ----------------
Xing Chang Bank                           5,000,000        610,000        5,000,000        610,000
---------------------------------------------------------------------------------------------------
              TOTAL                                 $    4,978,144                  $    5,268,544
---------------------------------------------------------------------------------------------------

These loans in 2005 and 2004 are also secured by general security on all of the assets of
Fujjian Tianyu Steel Products Co, Ltd.
Note 11. PENSION AND EMPLOYMENT LIABILITIES
The Company does not have any liabilities as at December 31, 2005, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan. The consolidated balance sheet includes past service wage benefits payable by the wholly owned subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd. at December 31, 2005 of $nil (2004 $517,440). These past service wage benefits were accrued and expensed by the subsidiary prior to the acquisition of control by the Company. The Company on January 26, 2005 authorized the approval and issued by September 30, 2005, 134,400 common shares at a price of $3.85 to liquidate the debt of $517,440 of the subsidiary by issuance of these shares in varying amounts to the employees of the subsidiary.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 12. GEOGRAPHIC INFORMATION

(a)     Revenue from customers

                                                Year Ended
                                               December 31,
                                -----------------------------
Countries                           2005%
                                -------------- ------------
 Australia                   $        42,604         0.95%
 Canada                               14,696         0.34%
 China                                91,281         2.04%
 Indonesia                           436,093         9.75%
 India                               279,862         6.26%
 Israel                              543,415        12.15%
 Italy                                               0.04%
                                    1,870
 Lebanon                          2,582,520         57.76%
 Malaysia                             56,766         1.27%
 Thailand                            219,520         4.91%
 United States                       202,613         4.53%

                                ------------- ------------
 Total                      $      4,471,240      100.00%

                                ============== ============

Note 13. PATENTS

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

Based on the appraisal report dated May 20, 2003 by Fujian Huayi Assets Appraisal Co., Ltd., these patents are valued at $2,068,390 (RMB 17,090,000 Yuan) and have been amortized by $324,935 to December 31, 2005. At the acquisition date, this amount of $2,067,931 recorded by the Company for the patents as intangible assets; $1,034,755 was credited to the registered capital and $1,033,176 was credited to additional paid in capital. It was capitalized as additional paid in capital in the consolidated balance sheet on the date of acquisition by the company.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 13. PATENTS (Cont’d)

The following table represents the total estimated amortization of the Patents for the five succeeding years:

                                  For the Year Ending December 31           Estimated Amortization
                                                                                    Expense
                                 2006                                        $141,118
                                 2007                                        $141,118
                                 2008                                        $141,118
                                 2009                                        $141,118
                                 2010                                        $141,118

Note 14. TAXES

The Company has incurred an operating loss in the year ended December 31, 2005 that may be available to offset future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded and a fully deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

Note 15. SALES DISTRIBUTORS

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

Note 16. LONG TERM LOAN RECEIVABLE

As at December 31, 2005, a subsidiary of the Company has a loan of RMB850,000 or US$ 105,284 (as at December 31, 2004, the loan was RMB950,000 or US$ 114,952) receivable from Hengxing Trading Company. The loan was arranged in August 2002 by the subsidiary in China for business development purposes. This amount is unsecured, yields no interest, with no specific terms of repayment. This loan has been reclassified as a long term loan as it has been outstanding since 2002. Management expects this loan to be paid in full and accordingly, no allowance for doubtful accounts has been recorded.

HENDRX CORP.

Notes to Consolidated Financial Statements

December 31, 2005

(Expressed in US Dollars) ____________________________________________________________________________________

Note 17. SIGNIFICANT EVENTS DURING THE CURRENT YEAR

 (a) Financing by Common Stock

(i)	During the year ended December 31, 2005, the Company issued 5,303,667 common shares for net proceeds of $6,785,360.

(ii)

On January 26, 2005, the Company authorized the issuance of 134,400 shares of restricted common stock, for services rendered at a price of $3.35 per share to 327 employees, each of whom is an employee of Fujian Yuxin Electronic Equipment Co., Ltd., a wholly-owned subsidiary. These shares were issued on February 2, 2005, at a market price of $3.85 per share for a total of $517,440

(b) Amendment of Articles of Association
By written consent resolution of the Board of Director on January 14, 2005, by Articles of Amendment to the Articles of Association of StarSoft, Inc. dated February 18, 2005, the Company

    (i)        changed its name to Hendrx Corp.

(ii)

authorized the total common stock that may be issued by the corporation at 350,000,000 shares of common stock with a par value per share of one-tenth of one cent $(0.001) and no other class shall be authorized. The change in the corporation’s name and the decrease in the number of authorized common shares was effective on March 28, 2005.

(c)	By resolution of the Board of Directors effective March 12, 2005, the Company adopted a 2005 – 2007 Omnibus Stock Option Plan (“Plan”) for key employees, directors and consultants and reserved 3,500,000 common shares for issuance under this plan out of the Company’s authorized but unissued common shares. Out of these shares reserved, the Company granted non-qualified stock options to each of seven directors to acquire 50,000 common stocks, for five years for a total of 350,000 shares, at a price of $1.50 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On February 9, 2005, Hendrx dismissed Clyde Bailey P.C. (“Clyde”), the principle accountant previously engaged to audit Hendrx’s financial statements, and retained Moen and Company (“Moen”) as the principal accountants to replace Clyde. Hendrx’s Board of Directors appoved the change of accountants from Clyde to Moen.

Clyde’s audit reports of Hendrx’s financial statements for the fiscal years ended December 31, 2003 and 2002 did not contain any adverse opinion or disclaimer of opinion, nor were same qualified or modified as to uncertainty, audit scope, or accounting principles.

During the audit of the fiscal years ending December 31, 2003 and 2002 including the subsequent interim periods since engagement through February 9, 2005, the date of dismissal, Hendrx had no disagreements with Clyde in respect to accounting or auditing issues. Had there been any disagreements that were not resolved to the satisfaction, such disagreements would have caused Clyde to make reference in connection with their opinion to the subject matter of the disagreement. Further, during the time period there were no reportable events as such are defined in Item 304(a)(1)(iv) of Regulation S-B.

Prior to the appointment of Moen, neither Hendrx nor anyone on its behalf consulted with Moen regarding the application of accounting principles to a specified transaction, either completed of proposed, or as to the type of audit opinion that might be rendered on Hendrx’s financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

Hendrx’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Hendrx.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2005, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The following individual constitutes all of Hendrx’s executive officers and directors as of April 20, 2006.

---------------------------- --------- ----------------------------------------------------

           NAME                AGE                  POSITION(S) AND OFFICE(S)

---------------------------- --------- ----------------------------------------------------
---------------------------- --------- ----------------------------------------------------
Robert De Costa                 54     Chief Executive Officer, Director
---------------------------- --------- ----------------------------------------------------
---------------------------- --------- ----------------------------------------------------
Cherry Cai                      40     Chief Financial Officer
---------------------------- --------- ----------------------------------------------------
---------------------------- --------- ----------------------------------------------------
Hendrik Tjandra                 55     Director
---------------------------- --------- ----------------------------------------------------
---------------------------- --------- ----------------------------------------------------
Nadir Walji                     54     Director
---------------------------- --------- ----------------------------------------------------
---------------------------- --------- ----------------------------------------------------
George Solymar                  67     Director
---------------------------- --------- ----------------------------------------------------
---------------------------- --------- ----------------------------------------------------
William Warden                  72     Director
---------------------------- --------- ----------------------------------------------------

Robert De Costa was appointed as a director of Hendrx on November 5, 2005. On November 17, 2005, Mr. De Costa was appointed as our chief executive officer. Mr. De Costa will serve until the next annual meeting of Hendrx’s stockholders or until his successor is elected and qualified.

Mr. De Costa earned a Bachelor of Arts in Administrative Science from Colby College of Waterville, Maine, in 1974. Since 1991, Mr. De Costa has been a principal of De Costa Associates, LLC, an international trade and commerce consultant firm. The firm has extensive experience worldwide working with power generation stations, waste facilities, airport construction, security services, communication, fire protection and potable water projects. Additionally, from 2004 to 2005 Mr. De Costa was a consultant and Director of Sales and Marketing for Air Water Corporation, a Florida based company producing water extraction devices.

Hendrx has not entered into any employment agreement in connection with Mr. De Costa’s appointment as chief executive officer. The appointment of Mr. De Costa to the Company’s board of directors was not based on any prior understanding or arrangement.

Cherry Cai was appointed as chief financial officer and principal accounting officer of Hendrx on September 29, 2005. Ms. Cai will serve until the next annual meeting of Hendrx’s stockholders or until his successor is elected and qualified.

Ms. Cai graduated from the Institute of Finance Science in China with a Post Graduate Degree in Accounting and from the Beijing Economic Institute with a BA in Economics. From 1993 to 2001 Ms. Cai acted as an Investment Manager of Mahon China Investment Management Limited, a pioneer in China’s private equity sector. In addition, Ms. Cai worked as the assistant general manager for US Conseco Global Investment Ltd., between May 2000 and May 2002 where Ms. Cai provided industrial sector analysis and product market research. She also developed business plans for investments and set up an information data base system. >From July 2002 until June 2003 she worked as the general manager of Beijing UNIK Digital Network Co., Ltd., where she worked as an import/export facilitator, human resource coordinator and account manager. She left UNIK to become the executive producer for the development of a television program with the Beijing Skyarc Media Group from July 2003 until March 2004. In August of 2005 she joined the team at Hendrx

Hendrx has not entered into any employment agreement in connection with Ms. Cai’s appointment as chief financial officer and principal accounting officer.

Hendrik Tjandra was appointed as a director and chairman of the board of directors of Hendrx on December 16, 2004. Mr. Tjandra will serve until the next annual meeting of Hendrx’s stockholders or until his successor is elected and qualified.

Mr. Tjandra graduated from China’s Fujian Normal University with a degree in physics. Mr. Tjandra’s experience includes acting as a deputy general manager of Alim Steel, an Indonesian steel producer from 1983 until 1990 and as the general manager of PT AECO, an Indonesian electronic’s manufacturer from 1990 until 1993. Mr. Tjandra returned to Fujian, China in 1993 and established Tian Yu Steel, now a significant regional steel producer and Yuxin. Mr. Tjandra served as our chief executive officer from April 4, 2005, until November 17, 2005.

The appointment of Mr. Tjandra to the Company’s board of directors was coincident with the execution of the Share Purchase Agreement between Hendrx, Eastway Global Investment Limited, Yuxin, Mr. Tjandra and David Tjahjadi on December 16, 2004.

Nadir Walji was appointed as a director of Hendrx on December 14, 2004. Mr. Walji will serve until the next annual meeting of Hendrx’s stockholders or until his successor is elected and qualified.

Mr. Walji is a business consultant who has experience in developing the application of new technologies. He has partnered with ERA-GSM deploying wireless mobile communication networks in Poland and currently serves as an officer and director of certain public companies. Mr. Walji has acted as a director of strategic planning for ValorInvest Limited, a Swiss based company that provides various financial and management services to organizations and technology incubators. Mr. Walji has served since 2000 as the secretary for Brasiclica Mining Corp., a copper mining company; as a director of Sudamet Ventures Inc., an inactive company from 2000; as a director of Chilean Gold Ltd., an inactive company since 2000; as a director of Orex Ventures Inc., an inactive company since 2000; and served as a director of ComCam, Inc. from 2002 until November of 2004.

The appointment of Mr. Walji to the Company’s board of directors was not based on any prior understanding or arrangement.

George Solymar was appointed as a director of Hendrx on November 5, 2005. Mr. Solymar will serve until the next annual meeting of Hendrx’s stockholders or until his successor is elected and qualified.

Mr.Solymar earned a Mechanical Engineering degree from the University of Copenhagen, Denmark. Mr. Solymar has many years of corporate management experience, most recently at Atomaer Technologies Pty Ltd. from 1998 until 2004. In addition, Mr. Solymar has overseen corporate banking facilities and has experience with Securities and Exchange Commission reporting, shareholder relations and budgetary preparations. Much of Mr. Solymar’s prior work has centered on the identification and negotiation of acquisitions in a myriad of industries including wastewater treatment, commercial aviation, bottled water, electronics and pharmaceuticals. Mr. Solymar worked as the senior project manager for Equus Energy Corporation from 2003 until the present. During the past five years, Mr. Solymar has worked as an independent consultant.

The appointment of Mr. Solymar to the Company’s board of directors was not based on any prior understanding or arrangement.

Ambassador William Warden was appointed as a director of Hendrx on November 5, 2005. Mr. Solymar will serve until the next annual meeting of Hendrx’s stockholders or until his successor is elected and qualified.

Mr.  Warden earned a Bachelor of Science degree from the University of Western Ontario in 1955 and a Master’s degree from the University of Tennessee in 1961. Mr. Warden served from 1961 until July 1988 with Canada’s Department of Foreign Affairs during which time he served as Consul General in Hong Kong, Ambassador to Nepal, Ambassador to Pakistan and High Commissioner to India. From 1988 until 1998, Mr. Warden served as Executive Director of the International Centre of the University of Calgary and from 1990 has served as an International Election Observer in numerous countries, most recently in Palestine during the elections in January 2005. Ambassador Warden has also served on the board of directors of several companies and institutions, none of which are publicly held, including the Centre for Affordable Water Sanitation Technology since October 2003 and Operation Eyesight Universal from October 1988 to October 2003. Since April of 2005, Mr. Warden has served as Chairman of Savoy Resources Corporation, a public company involved in mineral exploration and development.

The appointment of Mr. Warden to Hendrx’s board of directors was not based on any prior understanding or arrangement.

Board of Directors Committees

The board of directors has established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities.

The board of directors has established a compensation committee.

Directors currently are reimbursed for out-of-pocket costs incurred in attending meetings.

Code of Ethics

Hendrx is in the process of adopting a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics will apply to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to us, Hendrx is aware of the following persons who, during the fiscal year ended December 31, 2005, were directors, officers, or beneficial owners of more than ten percent of the common stock of Hendrx and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during such fiscal year:

x Robert De Costa failed to file Form 3 or Form 5 despite being a director and officer of Hendrx.

x Cherry Cai failed to file Form 3 or Form 5 despite being an officer of Hendrx.

x Hendrik Tjandra failed to timely file Form 3 or Form 5 despite being a director of Hendrx.

x Nadir Walji failed to timely file Form 3 or Form 5 despite being a director of Hendrx.

x William Warden failed to file Form 3 or Form 5 despite being a director of Hendrx.

x George Solymar failed to file Form 3 or Form 5 despite being a director of Hendrx.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2005, 2004, and 2003 concerning cash and non-cash compensation paid or accrued by Hendrx to or on behalf of the chief executive officer at the year ended December 31, 2005, and any other employees to receive compensation in excess of $100,000.

                                            SUMMARY COMPENSATION TABLE

-------------------------------- --------------------------------------- -------------------------------------------------------
                                          Annual Compensation                            Long Term Compensation
                                                                         -------------------------------------------------------
------------------------------------------------------------------------ -------------------------- ----------------------------
                                                                                  Awards                      Payouts
-------------------------- -------- --------- -------- ----------------- ------------ ------------- ----------- ----------------
                                                                                       Securities
                                                                         Restricted    Underlying
                                                         Other Annual       Stock       Options     LTIP           All Other
   Name and Principal                Salary    Bonus     Compensation     Award(s)        SARs       payouts     Compensation
        Position            Year      ($)       ($)          ($)             ($)          (#)          ($)            ($)
-------------------------- -------- --------- -------- ----------------- ------------ ------------- ----------- ----------------
-------------------------- -------- --------- -------- ----------------- ------------ ------------- ----------- ----------------
     Robert De Costa        2005     16,000      -            -               -            -            -              -
 Chief Executive Officer    2004       -         -            -               -            -            -              -
                            2003       -         -            -               -            -            -              -
-------------------------- -------- --------- -------- ----------------- ------------ ------------- ----------- ----------------
-------------------------- -------- --------- -------- ----------------- ------------ ------------- ----------- ----------------
    Hendrik Tjandra*        2005     31,399      -            -               -            -            -              -
 Former Chief Executive     2004       -         -            -               -            -            -              -
         Officer            2003       -         -            -               -            -            -              -
-------------------------- -------- --------- -------- ----------------- ------------ ------------- ----------- ----------------
-------------------------- -------- --------- -------- ----------------- ------------ ------------- ----------- ----------------
      Anthony Lee**         2005     49,629      -            -               -            -            -              -
 Former Chief Executive     2004       -         -            -               -            -            -              -
         Officer            2003       -         -            -               -            -            -              -
-------------------------- -------- --------- -------- ----------------- ------------ ------------- ----------- ----------------

* Hendrik Tjandra was appointed as chief executive officer on April 4, 2005 and resigned as chief executive officer on November 17, 2005.

** Anthony Lee resigned as chief executive officer on April 4, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 20, 2006 the number and percentage of outstanding shares of common stock which, according to the information supplied to Hendrx, that were beneficially owned by (i) each current director of Hendrx, (ii) each current executive officer of Hendrx, (iii) all current directors and executive officers of Hendrx as a group, and (iv) each person who, to the knowledge of Hendrx, is the beneficial owner of more than 5% of Hendrx’s outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

-------------------- ------------------------------------------ ----------------------------- ----------------------
  Title of Class       Name And Address of Beneficial Owner           Number of Shares          Percent of Class
-------------------- ------------------------------------------ ----------------------------- ----------------------
-------------------- ------------------------------------------ ----------------------------- ----------------------
   Common Stock                   Robert De Costa                           100                        0.0%
                              Chief Executive Officer
                          2610-1066 West Hastings Street
                         Vancouver, B.C., V6E 3X2, Canada
-------------------- ------------------------------------------ ----------------------------- ----------------------
                                    Cherry Cai
                              Chief Financial Officer
   Common Stock           2610-1066 West Hastings Street                     0                        0.0%
                         Vancouver, B.C., V6E 3X2, Canada
-------------------- ------------------------------------------ ----------------------------- ----------------------
                             Hendrik Tjandra, Director
                            Room 1411-23 She On Centre
   Common Stock                  6-8 Harbour Road
                          Wanchai, Hong Kong 12304, China                12,720,000                   37.5%
-------------------- ------------------------------------------ ----------------------------- ----------------------
-------------------- ------------------------------------------ ----------------------------- ----------------------
   Common Stock                Nadir Walji, Director                         0                         0.0%
                          2610-1066 West Hastings Street
                         Vancouver, B.C., V6E 3X2, Canada
-------------------- ------------------------------------------ ----------------------------- ----------------------
                             George Solymar, Director
   Common Stock           2610-1066 West Hastings Street
                         Vancouver, B.C., V6E 3X2, Canada                    0                        0.0%
-------------------- ------------------------------------------ ----------------------------- ----------------------
                             William Warden, Director
   Common Stock           2610-1066 West Hastings Street                     0                        0.0%
                         Vancouver, B.C., V6E 3X2, Canada
-------------------- ------------------------------------------ ----------------------------- ----------------------
                                   Pictet Funds
                                 Tower 42 Level 37
   Common Stock                 25 Old Broad Street
                          London Ec2N 1HQ United Kingdom                 2,000,000                    5.4%
-------------------- ------------------------------------------ ----------------------------- ----------------------
-------------------- ------------------------------------------ ----------------------------- ----------------------
   Common Stock        Executive Officers and Directors as a             12,720,100                   37.5%
                                    Group (10)
-------------------- ------------------------------------------ ----------------------------- ----------------------
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 16, 2004, Hendrx concluded a Share Purchase Agreement (“Agreement”) with Eastway Global Investment Limited (“Eastway”), Yuxin, Mr. Tjandra and David Tjahjadi in connection with Hendrx’s acquisition of Eastway and its wholly owned subsidiary Yuxin. Under the Agreement Hendrx paid Hendrik Tjandra, the sole shareholder of Eastway, an aggregate of $3,500,000 and 12,720,000 common shares of Hendrx’s stock with an earn out bonus to be paid in additional shares of Hendrx’s common stock, in equal parts, to Hendrik Tjandra and David Tjahjadi within 30 days of Hendrx’s first publication of Yuxin’s audited gross revenues in excess of $15,000,000, the payment of which will cause Hendrik Tjandra and David Tjahjadi to hold, on the date of issuance, an aggregate number of shares equal to 51% of the Hendrx’s issued and outstanding common stock.

On March 12, 2005, the board of diretors granted director Hendrik Tjandra an option to purchase 50,000 shares of common stock for a term of 5 years at $1.50 per share pursuant to the Stock Option Plan.

On March 12, 2005, the board of directors granted director Nadir Walji an option to purchase 50,000 shares of common stock for a term of 5 years at $1.50 per share pursuant to the Stock Option Plan.

On March 12, 2005, the board of directors granted David Tjahjadi, formerly a director of Hendrx, an option to purchase 50,000 shares of common stock for a term of 5 years at $1.50 per share pursuant to the Stock Option Plan.

On March 12, 2005, the board of directors granted Anthony Lee, formerly a director and officer of Hendrx, an option to purchase 50,000 shares of common stock for a term of 5 years at $1.50 per share pursuant to the Stock Option Plan.

On March 12, 2005, the board of directors granted Saleem Mohamed, formerly a director and officer of Hendrx, an option to purchase 50,000 shares of common stock for a term of 5 years at $1.50 per share pursuant to the Stock Option Plan.

On March 12, 2005, the board of directors granted Paul Turner, formerly a director of Hendrx, an option to purchase 50,000 shares of common stock for a term of 5 years at $1.50 per share pursuant to the Stock Option Plan.

On March 12, 2005, the board of directors granted Dr. Ian Woods, formerly a director and officer of Hendrx, an option to purchase 50,000 shares of common stock for a term of 5 years at $1.50 per share pursuant to the Stock Option Plan.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 37 of this Form 10-KSB, and are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Moen and Company provided audit services to Hendrx in connection with its annual report for the fiscal years ended December 31, 2005 and 2004. The aggregate fees billed by Moen for the audit of Hendrx’s annual financial statement for 2005 were $34,500 and for 2004 were $35,000.

Audit Related Fees

Moen did not bill Hendrx fees in 2005 or 2004 for professional services that are reasonably related to the audit or review of Hendrx’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Moen did not bill Hendrx fees for professional services rendered in connection with the preparation of Hendrx’s tax returns in 2005 or 2004.

All Other Fees

Moen did not bill Hendrx fees in 2005 or 2004 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

Hendrx currently has an audit committee, but did not have a standing audit committee as of the date Moen was engaged. Therefore, all services provided to Hendrx by Moen, as detailed above, were pre-approved by Hendrx’s board of directors. Moen performed all work only with Moen’s permanent full time employees.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act, of 1934 the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of April, 2006.

Hendrx Corp. /s/ Robert De Costa Name: Robert De Costa Title: Chief Executive Officer /s/ Cherry Cai Name: Cherry Cai Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hendrik Tjandra Hendrik Tjandra	Chairman of the Board of Directors	April 20, 2006
/s/ Robert De Costa Robert De Costa	Director	April 20, 2006
/s/ Nadir Walji Nadir Walji	Director	April 20, 2006
/s/ George Solymar George Solymar	Director	April 20, 2006
/s/ William Warden William Warden	Director	April 20, 2006

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission ("Commission") on January 12, 2004).
3(i)(b)	*	Amended Articles of Incorporation adopted March 28, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).
3(ii)(a)	*	Bylaws of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Commission on January 12, 2004).
3(ii)(b)	*	Amended Bylaws adopted January 10, 2005 (incorporated by reference to the Form 8-K filed with the Commission on January 10, 2004).
10	*	Share Purchase Agreement between Hendrx and Hendrik Trjandra dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2004)
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99(i)	*

Fujian Yuxin Equipment Co., Ltd ("Yuxin") audited financial statements for the periods ended December 31, 2004, 2003 and 2002 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

99(ii)	*	Stock Option Plan approved March 12, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

* Incorporated by reference from previous filings of Hendrx.