Form 10QSB
period 2006-03-31
HENDRX CORP
filed 2006-05-12
CIK 1082696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 0-50546

Hendrx Corp.

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	86-0914052 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada, V6E 3X2
(Address of Principal Executive Office)          (Zip Code)

1-877-Hendrx-1
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

Yes                   No     X

At May 11, 2006, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

PART I

ITEM 1. FINANCIAL STATEMENTS

As used herein the terms “Hendrx,” “we,” “our,” and “us” refer to Hendrx Corp., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited interim consolidated financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HENDRX CORP.
Consolidated Balance Sheets
(Expressed in US Dollars)
---------------------------------------------------------------------- --- ---------------- --- ---------------------
                                                                           ----------------
                                                                              March 31              December 31
                                                                                2006                    2005
                                                                             (Unaudited              (Audited)
                                                                            -Prepared by
Assets                                                                       management)
 Current Assets
          Cash (Note 2)                                                $         1,538,128  $              1,733,580
          Accounts receivable                                                      361,378                   344,877
          Value Added Tax Refundable                                                95,382                   131,692
          Inventories (Note 3)                                                   1,864,425                 1,828,845
          Due from related parties (Note 8)                                          7,813                    20,784
          Prepaid expenses                                                          31,000                     2,500

--------------------------------------------------------------------------------------------------------------------
 Total Current Assets                                                            3,898,126                 4,062,278
 Long term loan (Note 13)                                                          106,041                   105,284
 Property, Plant and Equipment-Net (Note 5)                                      5,774,475                 5,885,734
 Intangible assets-Net (Note 4)                                                  2,856,967                 2,898,744
 Goodwill                                                                       31,854,137                31,854,137
-------------------------------------------------- -- --- -- -- --- -- --- ---------------- --- ---------------------
 Total assets                                                          $        44,489,746  $             44,806,177
----------------------------------- -------------- -- --- -- -- --- -- --- ---------------- --- ---------------------

Liabilities and Stockholders' Equity
 Current Liabilities
          Accounts payable  (Note 7)                                   $           786,520   $               872,209
          Short term bank loans (Note 9)                                         2,713,416                 2,593,734
          Due to related parties (Note 8e)                                         767,427                   680,111

--------------------------------------------------------------------------------------------------------------------
 Total Current Liabilities                                                       4,267,363                 4,146,054
-------------------------------------------------- -- --- -- -- --- -- --- ---------------- --- ---------------------

 Stockholders' Equity
          Capital stock (Authorized: 350,000,000)
          (Issued and outstanding 37,238,067:
          (December 31, 2005:   37,238,067))
                   Par value                                                        37,238                    37,238
                   Additional paid in capital                                   43,196,066                43,196,066
          Other Comprehensive Income                                               341,825                   343,420
          Retained Earnings (Deficit)                                          (3,352,746)               (2,916,601)

---------------------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                     40,222,383                40,660,123
-------------------------------------------------- -- --- -- -- --- -- --- ---------------- --- ---------------------

 Total liabilities and stockholders' equity                            $        44,489,746   $            44,806,177
----------------------------------------------------- --- -- -- --- -- --- ---------------- --- ---------------------

                         Commitment: Note 3, 9, Going Concern: Note 1, Guarantees: Note 9

               The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

HENDRX CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited - prepared by management)
----------------------------------------------------------- --- ---------- --- ---------------- --- ----------------
                                                                                        Three Months Ended
                                                                                            March 31,
                                                                               -------------------------------------
                                                                                    2006                 2005
                                                                               ----------------     ----------------

Revenue                                                                    $           324,955  $         1,480,608
      Cost of Goods Sold                                                               334,319            1,115,471
      ---------------------------------- --- --- -- ------- --- ---------- --- ---------------- --- ----------------
----------------------------------------
Gross Profit                                                                           (9,364)              365,137
---------------------------------------- --- --- -- ------- --- ---------- --- ---------------- --- ----------------
      Selling Expenses                                                                  70,309               37,125

      General and administrative  expenses                                             359,269              325,771
         Stock Based Compensation                                                            -            1,764,000
---------------------------------------- --- --- -- ------- --- ---------- --- ---------------- --- ----------------
Total Expenses                                                                         429,578            2,126,896
---------------------------------------- --- --- -- ------- --- ---------- --- ---------------- --- ----------------
                                                                                     (438,942)          (1,761,759)
Loss before other income
      Other income                                                                       2,351                    -
----- -------------------------------------- --- -- ------- --- ---------- --- ---------------- --- ----------------
-------------------------------------------- --- -- ------- --- ---------- --- ---------------- --- ----------------
Loss before Income taxes                                                             (436,592)          (1,761,759)
      Income (recovery) taxes                                                            (447)               21,350
Net loss for the period                                                    $         (436,145)  $       (1,783,109)
                                         --- --- -- ------- --- ---------- --- ---------------- --- ----------------
-------------------------------------------- --- -- ------- --- ---------- --- ---------------- --- ----------------
Comprehensive Loss                                                         $         (436,145)  $       (1,783,109)
-------------------------------------------- --- -- ------- --- ---------- --- ---------------- --- ----------------

               The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

HENDRX CORP.
Consolidated Statement of Stockholders' Equity
From Date of Inception on May 4, 1998 to March 31, 2006
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
                                                                              Par Value        Additional         Retained            Other
                                                             Common           @ $0.001          Paid-in           Earnings        Comprehensive      Stockholders'
                                                             Shares           Per Share         Capital          (Deficit)           Income              Equity
                                                          --------------     ------------     -------------     -------------    ----------------    ---------------
Balance, May 4, 1998                                                     $                $                 $                 $                   $
Stock issued                                                  1,000,000            1,000             9,000                                                   10,000
Net income (loss) - 1998                                                                                            (10,000)                               (10,000)
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
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
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
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
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance December 31, 2000                                     2,120,000            2,120            68,880          (71,500)                                  (500)
Net income (loss) - 2001                                                                                               (167)                                  (167)
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance December 31, 2001                                     2,120,000            2,120            68,880          (71,667)                                  (667)
Net income (loss) - 2002                                                                                               (341)                                  (341)
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance December 31, 2002                                     2,120,000            2,120            68,880          (72,008)                                (1,008)
Net income (loss) - 2003                                                                                               (252)                                  (252)
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance December 31, 2003                                     2,120,000   $        2,120   $        68,880   $      (72,260)  $                   $         (1,260)

               The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP.
Consolidated Statement of Stockholders' Equity
From Date of Inception on May 4, 1998 to March 31, 2006
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
------------------------------------------------------------------------ --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
                                                                              Par Value        Additional         Retained            Other
                                                             Common           @ $0.001          Paid-in           Earnings        Comprehensive      Stockholders'
                                                             Shares           Per Share         Capital          (Deficit)           Income              Equity
                                                          --------------     ------------     -------------     -------------    ----------------    ---------------
                                                          --------------     ------------     -------------     -------------    ----------------    ---------------
Balance forwarded December 31, 2003                           2,120,000   $        2,120   $        68,880   $      (72,260)  $                   $         (1,260)
2004 Forward stock split and reorganization of stock         19,080,000           16,960          (16,960)                                                        -
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
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
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------

Balance, December 31, 2004                                   31,800,000           31,800        34,129,400            33,954                             34,195,154
Shares issued for cash                                        5,303,667            5,304         7,958,946                                                7,964,250
Shares issued for employees for
     past service wage costs                                    134,400              134           517,306                                                  517,440
Stock issue cost                                                                               (1,173,586)                                              (1,173,586)
Foreign currency translation adjustment                                                                                                  343,420            343,420
Stock-based compensation                                                                         1,764,000                                                1,764,000
Net loss for year ended December 31, 2005                                                                        (2,950,555)                            (2,950,555)
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance, December 31, 2005                                   37,238,067           37,238                                                 343,420         40,660,123
                                                                                                43,196,066       (2,916,601)
Foreign currency translation adjustment                                                                                                  (1,595)            (1,595)
Net loss for the period ended March 31, 2006                                                                       (436,145)                              (436,145)
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance, March 31, 2006
                                                             37,238,067     $     37,238   $    43,196,066  $    (3,352,746)     $      341,825      $   40,222,383
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------

               The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by management)
------------------------------------------------------- --- -- ------- -- -- --- ---------------- --- ----------------
                                                                                          Three months ended
                                                                                              March 31,
                                                                                 -------------------------------------
                                                                                      2006                 2005
                                                                                 ----------------     ----------------
       Operating activities
          Adjustments to reconcile net loss to net cash                      $         (436,145)  $       (1,783,109)
               Amortization - tangible assets                                            123,829               41,769
               Amortization - intangible assets                                           41,777               42,590
               Stock-based compensation                                                        -            1,764,000
          Changes in operating assets and liabilities of
               Accounts receivable                                                      (16,501)            (398,991)
               VAT Refundable                                                             36,310             (60,863)
               Inventories                                                              (35,580)            (273,708)
               Prepaid expenses                                                         (28,500)               86,284
               Advances to related parties                                                12,971                    -
               Accounts payable and accrued liabilities                                 (85,689)              929,846
------------------------------------------------------- --- -- ------- -- -- --- ---------------- --- ----------------
 Total funds from(used in) operating activities                                        (387,528)              347,818
------------------------------------------------------- --- -- ------- -- -- --- ---------------- --- ----------------
       Financing activities

          Short term bank loans                                                          119,682            (678,787)
          Advances from related parties                                                   87,316                    -
          Share capital issued for cash                                                        -            5,753,699
------------------------------------------------------- --- -- ------- -- -- --- ---------------- --- ----------------
 Total funds from(used in) financing activities                                          206,998            5,074,912
------------------------------------------------------- --- -- ------- -- -- --- ---------------- --- ----------------

       Investing activities
          Short term loan                                                                  (757)                   30
          Property, plant and equipment                                                 (12,570)            (285,295)
          Payment on purchase of subsidiary                                                    -          (1,000,000)
----- -- ---------------------------------------------- --- --
------------------------------------------------------- --- -- ------- -- -- --- ---------------- --- ----------------
 Total funds from (used in ) investing activities                                       (13,327)          (1,285,265)
------------------------------------------------------- --- -- ------- -- -- --- ---------------- --- ----------------
------------------------------------------------------- --- --
                                                                                         (1,595)
Effect of exchange rate
 Cash, decrease during the period                                                      (195,452)            4,137,465
 Cash, beginning of the period                                                         1,733,580              507,677

 Cash, end of the period                                                     $         1,538,128   $        4,645,142
----------------------------------------- ------------- --- -- ------- -- -- --- ---------------- --- ----------------

 Supplementary cash flow information                                                           -
       Non cash items
          Shares issued for accrued wage benefits                            $                 -   $          517,440
          Stock Based Compensation                                           $                 -   $                -
          Other Comprehensive Income                                         $           (1,595)   $                -
       Income taxes (refunded) paid                                          $             (447)   $            7,357
       Interest paid                                                         $            40,619   $                -

               The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP.

Notes to Consolidated Financial Statements

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

 Organization

HENDRX Corp. (formerly StarSoft Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on May 4, 1998 for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company operated from May 4, 1998 through approximately October 31, 2000 developing and marketing computer software. The Company had also planned to offer consulting services for software developers but that aspect of the Company business never materialized. Since October 31, 2000, the Company ceased the aforementioned operations and was in the development stage until December 16, 2004, when it acquired 100% of the issued shares of Eastway Global Investment Limited, which included the latter company’s wholly-owned operating subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd.

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

Going Concern
These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has working deficiency of $369,237 at March 31, 2006, and had a net loss of $436,145 for the quarter ended March 31, 2006 and might not have sufficient work capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

HENDRX CORP.

Notes to Consolidated Financial Statements

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

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

HENDRX CORP.

Notes to Consolidated Financial Statements

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

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

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

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

Property, Plant and Equipment, and depreciation
Property, Plant and Equipment are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value:

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

HENDRX CORP.

Notes to Consolidated Financial Statements

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

Segmented information
The Company’s identifiable assets are all located in China except cash of $59,429 in Canada and cash of $328,465 in Sarasin. Revenue on a geographical basis is disclosed in note 13, below.

HENDRX CORP.

Notes to Consolidated Financial Statements

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of Fujian Yuxin Electronic Equipment Co. Ltd. (“Yuxin”) with its carrying amount, including goodwill. The estimates of fair value of Yuxin, are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Discount rate assumptions are based on an assessment of the risk inherent in the Company. If the carrying amount of Yuxin exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

HENDRX CORP.

Notes to Consolidated Financial Statements

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

HENDRX CORP.

Notes to Consolidated Financial Statements

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

Note 5. PROPERTY, PLANT AND EQUIPMENT

HENDRX CORP.

Notes to Consolidated Financial Statements

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

HENDRX CORP.

Notes to Consolidated Financial Statements

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

HENDRX CORP.

Notes to Consolidated Financial Statements

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

HENDRX CORP.

Notes to Consolidated Financial Statements

March 31, 2006

(Expressed in US Dollars)(Unaudited – Prepared by Management)

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

This Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” and “Risk Factors” below. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. Our fiscal year end is December 31.

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

Goals and Objectives

Our goals and objectives are as follows:

Increase overall market share, remain a “Market Leader” in the atmospheric water industry, and attain business plan targets.

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

An important reason for the failure of many AWG companies is defects that have continued to plague the industry. The concept of producing water from the air is not a new one, however, using the water for drinking purposes is. Typical air conditioning or dehumidification companies have the ability to manufacture appliances that produce water from the air but they do not have the expertise and “know-how” to purify the water and maintain purity of the water. On the other hand, some water filtration/purifier appliance manufacturers have the knowledge to purify and/or filter water, but they do not have the capability to ensure trouble-free operations of water machines.

At this time, it is crucial for Hendrx to manufacture only reliable, trouble-free water machines. The ability to have a truly “plug and play” machine without service calls and technical problems is crucial to us.

Become financially stable.

Numerous atmospheric water companies have failed because they ran out of funds, either before they could successfully produce machines or before they could enter the market. Hendrx must ensure that we have sufficient funds to move forward in pursuit of our goals and objectives.

Be highly profitable to our shareholders.

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

     1.        Restructure Corporation and Management
     2.        Improve and Rectify Manufacturing Processes
     3.        Establish Additional Assembly Facility (United States)
     4.        Establish Research and Development Facility
     5.        Develop and Launch New Products
     6.        Establish Regional Offices
     7.        Increase Number of Distributors
     8.        Develop and Implement Support  Systems for Distributors

     9.        Restructure Finances and Debt
     10.       Consolidate the Industry

Additionally, our marketing strategy, not fully in place at this time, will focus on the following:

o        To determine ideal geographical markets;
o        To obtain and sign as many distributors as possible in the selected geographical targets;
o        To develop as sound marketing plan;
o        To increase Hendrx's brand and product awareness;
o        To saturate the market;
o        To increase revenues through sale and acquisitions; and
o        To develop a retail market campaign.

Further, we have begun developing comprehensive national and international sales campaigns as well as taken steps to improve customer satisfaction with after sales service.

RESULTS OF OPERATIONS

Hendrx’s financial statements are stated in U.S. dollars in accordance with US GAAP and are consolidated with the financial statements of Eastway and Yuxin for the periods ended March 31, 2006 and 2005.

During the period ended March 31, 2006, Hendrx was engaged in the research and development, manufacturing and marketing of AWG units from Fujian, China. Hendrx expects that during 2006 we will embark on a comprehensive marketing plan for the sale of AWG units while focusing on innovation through research and development.

During the period ended March 31, 2006, Hendrx realized a net loss of $436,145 from operations.

Three month periods ended March 31, 2006 and 2005

Revenue

Revenue for the three month period ended March 31, 2006 was $324,955 as compared to $1,480,608 for the three month period ended March 31, 2005, a decrease of 78%. Revenue in the three month periods is based almost entirely on the sale of AWG units, which sales have dropped off significantly in the current period due to product complaints and the return of shipped product. Product modifications are now being tested to address these complaints. Hendrx expects to increase gross revenue over the next twelve months as we manufacture an improved product and focus on the implementation of our marketing plan.

Cost of Goods Sold

Cost of goods sold for the three months period ended March 31, 2006 was $334,319 as compared to $1,115,471 for the three month period ended March 31, 2005, a decrease of 70%. Cost of goods sold can be attributed primarily to the purchase of components used in the AWG units. The decrease in cost of goods sold reflects the corresponding decrease in revenue over the periods. However, the cost of goods sold remains high as we have not realized maximum production capacity from our manufacturing facility which negatively impacts our cost for each unit produced. Hendrx expects that the cost of goods sold will continue to fluctuate as a percentage of revenue decreasing on a per unit basis relative to production increases.

Expenses

Selling expenses for the three month period ended March 31, 2006 were $70,309 as compared to $37,125 for the three month period ended March 31, 2005, an increase of 89%. Hendrx anticipates that selling expenses will increase over the next twelve months as a comprehensive marketing strategy is launched to increase sales of our AWG units.

General and administrative expenses for the three month period ended March 31, 2006 were $359,269 as compared to $325,771 for the three month period ended March 31, 2005, an increase of 10%. General and administrative expenses include personnel costs, consulting fees, professional advice, accounting expenses, auditing fees, public reporting and travel. Hendrx anticipates that general and administrative will decrease in future periods.

Stock-based compensation was $0 for the three month period ended March 31, 2006 as compared to 1,764,000 for the three month period ended March 31, 2005.

Net Losses

Net losses for the three month period ended March 31, 2006 decreased to $436,145 from $1,783,109 for the comparable three month period ended March 31, 2005, a decrease of 75%. Net losses in the current three month period can be primarily attributed to general and administrative expenses and the decrease in revenues. The decrease in net losses over the periods is attributable to stock based compensation in the former period. Hendrx expects that net losses will continue to decrease in future periods in relation to anticipated increases in revenue and decreases in both our general and administrative costs and our cost of goods sold.

Liquidity and Capital Resources

Cash flow used for operations in the three month period ended March 31, 2006 was $387,528 as compared to cash flow provided by operations of $347,818 for the three month period ended March 31, 2005. Cash flow used for operations for the current three month period can be primarily attributed to net losses. Hendrx expects that a decrease in net losses in future periods will produce cash flow from operations.

Cash flow provided by financing activities for the three month period ended March 31, 2006 was $206,998, as compared to $5,074,912 for the three month period ended March 31, 2005. Cash flow provided by financing activities in the current three month period can be attributed to short term bank loans and advances from related parties. Hendrx expects to produce additional cash flow from financing activities during 2006.

Cash flow used in investing activities for the three month period ended March 31, 2006 was $13,327 as compared to $1,285,265 for the three month period ended March 31, 2005. Cash flow used in investing activities in the current three month period can be primarily attributed to the purchase of equipment.

Capital Deficit

Hendrx had a working capital deficit of $369,237 as of March 31, 2006 and has funded its cash needs since inception from revenue in combination with debt and equity financing provided by banks and other related and unrelated parties. Hendrx anticipates that cash flow from revenues and anticipated equity placements will be sufficient to fund operations in 2006. However, there can be no assurance that Hendrx will generate sufficient cash flows from revenue or debt or equity placements to fund current operations. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures will be primarily funded by future equity financings.

Loans

Hendrx’s bank loans of $2,713,416 are all guaranteed by Fujian Tienyu Steel Products Co., Ltd., (“Tienyu”) a company owned by the chairman of the board of directors of Hendrx. In return, Hendrx, through its subsidiary Yuxin, has guaranteed Tienyu’s bank loans. Based on the financial results of Tienyu, Hendrx believes that Tienyu will be able repay its loans on a consistent basis. Nonetheless, Hendrx intends to reduce these mutual guarantees gradually over time.

Compensation Plan

Hendrx adopted a Stock Option and Compensation Plan (“Plan”) on March 12, 2005. Under the Plan, Hendrx may issue stock, stock appreciation rights, or grant options to acquire Hendrx’s common stock to employees of Hendrx or its subsidiaries. The board of directors, at its own discretion may also issue stock, stock appreciation rights or grant options to other individuals, including consultants or advisors, who render services to Hendrx or its subsidiaries. Hendrx granted 350,000 options with an exercise price of $1.50 for a period of five years to all members of the board of directors as of March 12, 2005. As of March 31, 2006, none of the options had been exercised.

Hendrx, except in respect to the grant of stock options, has no defined benefit plan or contractual commitment with any of its officers or directors. However, Hendrx, intends to create a benefit plan and engage in contractual obligations with its officers and directors.

Equipment and Employees

Hendrx has no current plans to make any significant purchases of equipment or changes in the number of employees.

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

Impact of Inflation

Hendrx believes that inflation has had a negligible effect on operations over the past three years. Hendrx believes that it can offset inflationary increases in component costs by increasing revenue and improving operating efficiencies.

Critical Accounting Policies

In Note 2 to the unaudited consolidated financial statements for the period ended March 31, 2006 and 2005 included in this Form 10-QSB, Hendrx discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Hendrx believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition The statements contained in sections titled “Management’s Discussion and Analysis”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o        our anticipated financial performance and business plan;
o        the sufficiency of existing capital resources;
o        our ability to raise additional capital to fund cash requirements for future operations;
o        uncertainties related to the acceptance of Hendrx's current and future products;
o        the ability of Hendrx to achieve and maintain sufficient revenues to fund operations;
o        the volatility of the stock market and;
o        general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

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

Since our inception in 1998, our expenses have significantly exceeded our revenue, resulting in continuing losses and an accumulated deficit of $3,352,746 at March 31, 2006. During the three month period ended March 31, 2006, we recorded a net loss of $436,145. We believe that may continue to incur operating losses until such time as we realize the benefits of our recently revamped marketing and sales plans.

We have been unable to generate sufficient cash flow to carry out our business plan.

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

Our business plan is prone to significant risks.

Hendrx’s business development strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to increase net cash flow and deter future prospects of revenue growth. Our financial condition and results of operations depend primarily on revenue generated from the sale of AWG units and our ability to control expenses. Hendrx has a limited history of generating revenue which should not be viewed as an indication of continued growth and a historical record of incurring losses. Should we be unable to consistently generate revenue and reduce or stabilize expenses to the point where we can maintain net cash flow, such failure will have an immediate impact on our ability to continue our business operations.

Hendrx competes against companies with larger and better-financed corporations.

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

Our business is largely dependent on a limited number of customers.

One customer, Librex Group S.A.L. (“Librex”), accounts for a significant portion of our net sales. We have a contract with Librex, though all of sales to them are made through purchase orders for OEM product. The loss of this customer, including through an acquisition, other business combination or their loss of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose our major customers or a substantial portion of our business with one or more major customers. If we do not sell products to customers in the quantities anticipated, or if a major customers reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operations could be harmed. Any termination of our relationship with, or significant reduction or modification of the products we manufacture for Librex would materially reduce our revenue.

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

Going Concern

Hendrx’s auditor expressed concern as to Hendrx’s ability to continue as a going concern as a result of recurring losses, limited revenue-generating activities and working capital deficiency of $369,237 as of March 31, 2006, and may not have sufficient working capital for the next twelve months. Hendrx’s ability to continue as a going concern is subject to the ability of Hendrx to realize net income and obtain funding from outside sources. Management’s plan to address Hendrx’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of Hendrx’s securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow Hendrx to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.           CONTROLS AND PROCEDURES

Hendrx’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Hendrx.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“WWL”) against a number of defendants, including Hendrx, in the Superior Court for the County of Los Angeles, State of California, for breach of contract and patent infringement. The complaint alleges that an agreement between WWL and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with Fujian Yuxin Electronic Equipment Co. Ltd., a wholly owned subsidiary of Hendrx, to manufacture atmospheric water generators (“AWGs”), on an original equipment manufacturer (OEM) basis, that allegedly infringe WWL’s patents. WWL’s suit seeks damages of $1,000,000 from the defendants, including Hendrx, in addition to accrued interest and costs. Hendrx denies any culpability or liability in this matter and has filed motions in response to the allegations that it believes will ultimately cause Hendrx to succeed in defending this position.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 33 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of May, 2006.

Hendrx Corp.

/s/ Robert De Costa

Name: Robert De Costa

Title: Chief Executive Officer

/s/ Cherry Cai

Name: Cherry Cai

Title: Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*	Articles of Incorporation of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission ("Commission") on January 12, 2004).
3(i)(b)	*	Amendment to the Articles of Incorporation dated March 28, 2005 (incorporated by reference to the Form 10-KSB filed with Commision on April 15, 2005).
3(ii)	*	Bylaws of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Commission on January 12, 2004).
10	*	Share Purchase Agreement dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2005).
31(a)	Attached	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(b)	Attached	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Commissionurities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(a)	Attached	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32(b)	Attached	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	*	Stock Option Plan adopted March 12, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

* Incorporated by reference from previous filings of Hendrx.