Form 10QSB
period 2006-06-30
HENDRX CORP
filed 2006-08-11
CIK 1082696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 000-50546

Hendrx Corp.

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	86-0914052 (IRS Employer Identification Number)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada, V6E 3X2
(Address of Principal Executive Office)          (Zip Code)

(604) 682-4379
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

Yes                   No     X

At Auguest 3, 2006, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

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
                                                                               June 30              December 31
                                                                                2006                    2005
                                                                             (Unaudited              (Audited)
                                                                            -Prepared by
Assets                                                                       management)
 Current Assets
          Cash (Note 2)                                                $           538,899  $              1,733,580
          Accounts receivable                                                      675,401                   344,877
          Value Added Tax Refundable                                               106,437                   131,692
          Inventories (Note 3)                                                   1,835,264                 1,828,845
          Due from related parties (Note 8)                                         23,210                    20,784
          Prepaid expenses                                                          10,000                     2,500

-------------------------------------------------- --                  --- ---------------- --- ---------------------
 Total Current Assets                                                            3,189,211                 4,062,278
 Long term loan (Note 13)                                                          106,346                   105,284
 Property, Plant and Equipment-Net (Note 5)                                      5,718,519                 5,885,734
 Intangible assets-Net (Note 4)                                                  3,135,265                 2,898,744
 Goodwill                                                                       31,854,137                31,854,137
-------------------------------------------------- -- --- -- -- --- -- --- ---------------- --- ---------------------
 Total assets                                                          $        44,003,478  $             44,806,177
----------------------------------- -------------- -- --- -- -- --- -- --- ---------------- --- ---------------------

Liabilities and Stockholders' Equity
 Current Liabilities
          Accounts payable  (Note 7)                                   $           889,105   $               872,209
          Short term bank loans (Note 9)                                         2,642,378                 2,593,734
          Due to related parties (Note 8)                                          719,528                   680,111
         -------------------------------------------- --- -- -- --- --
--------------------------------------------------                     --- ---------------- --- ---------------------
 Total Current Liabilities                                                       4,251,011                 4,146,054
-------------------------------------------------- -- --- -- -- --- -- --- ---------------- --- ---------------------

 Stockholders' Equity
          Capital stock (Authorized: 350,000,000)
          (Issued and outstanding 37,238,067:
          (December 31, 2005:   37,238,067))
                   Par value                                                        37,238                    37,238
                   Additional paid in capital                                   43,196,066                43,196,066
          Other Comprehensive Income                                               335,909                   343,420
          Retained Earnings (Deficit)                                          (3,816,746)               (2,916,601)

--------------------------------------------------                     --- ---------------- --- ---------------------
 Total stockholders' equity                                                     39,752,467                40,660,123
-------------------------------------------------- -- --- -- -- --- -- --- ---------------- --- ---------------------
-----------------------------------------------------
 Total liabilities and stockholders' equity                            $        44,003,478   $            44,806,177
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

                                   Commitment: Note 3, 9, Going Concern: Note 1, Guarantees: Note 9

                         The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

HENDRX CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited - prepared by management)
--------------------------------------------------------------- ---- --------------- --- ------------- --- ---------------
                                                      Three Months Ended                         Six Months Ended
                                                                 June 30                             June 30
                                                      ------------------------------     ---------------------------------
                                                         (Unaudited -Prepared by             (Unaudited -Prepared by
                                                               management)                         management)
                                                      ------------------------------     ---------------------------------
                                                      ------------ ---- ------------
                                                         2006              2005              2006               2005
                                                      ------------      ------------     -------------     ---------------
                                                      ------------

Revenue                                           $       883,053   $     1,280,454  $      1,208,008  $        2,761,062
      Cost of Goods Sold                                  779,782          995,728          1,114,101           2,111,199
      ---------------------------------- ---- -- ---- ------------ ---- ------------ --- ------------- --- ---------------
----------------------------------------
Gross Profit                                              103,271          284,726             93,907             649,863
---------------------------------------- ---- -- ---- ------------ ---- ------------ --- ------------- --- ---------------
      Selling Expenses                                    105,800           100,892           176,109  `          138,017

      General and administrative  expenses                457,302           436,791           816,571             762,562
      Stock Based Compensation                                  -                 -                 -           1,764,000
---------------------------------------- ---- -- ---- ------------ ---- ------------ --- ------------- --- ---------------
Total Expenses                                            563,102          537,683            992,680           2,664,579
---------------------------------------- ---- -- ---- ------------ ---- ------------ --- ------------- --- ---------------
                                                        (459,831)         (252,957)         (898,773)         (2,014,716)
Loss before other income
      Other expenses                                      (3,722)                 -           (1,372)                   -
----- --------------------------------------- -- ---- ------------ ---- ------------ --- ------------- --- ---------------
--------------------------------------------- -- ---- ------------ ---- ------------ --- ------------- --- ---------------
Loss before Income taxes                                (463,553)         (252,957)         (900,145)         (2,014,716)
      Income (recovery) taxes                               (447)             8,585                 -              29,935
----- ---------------------------------- ---- -- ---- ------------ ---- ------------ --- ------------- --- ---------------
---------------------------------------- ---- -- ---- ------------ ---- ------------ --- ------------- --- ---------------
Net loss for the period                           $     (464,000)   $     (261,542)  $      (900,145)  $      (2,044,651)
                                         ---- -- ---- ------------ ---- ------------ --- ------------- --- ---------------
--------------------------------------------- -- ---- ------------ ---- ------------ --- ------------- --- ---------------
Comprehensive Loss                               $      (464,000)  $      (261,542)  $      (900,145)  $      (2,044,651)
--------------------------------------------- -- ---- ------------ ---- ------------ --- ------------- --- ---------------

                         The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

HENDRX CORP.
Consolidated Statement of Stockholders' Equity
From Date of Inception on May 4, 1998 to June 30, 2006
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
From Date of Inception on May 4, 1998 to March 31, 2006
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
------------------------------------------------------------------------ --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
                                                                              Par Value        Additional         Retained            Other
                                                             Common           @ $0.001          Paid-in           Earnings        Comprehensive      Stockholders'
                                                             Shares           Per Share         Capital          (Deficit)           Income              Equity
                                                          --------------     ------------     -------------     -------------    ----------------    ---------------
                                                          --------------     ------------     -------------     -------------    ----------------    ---------------
Balance forwarded December 31, 2003                           2,120,000   $        2,120   $        68,880   $      (72,260)  $                   $         (1,260)
2004 Forward stock split and reorganization of stock         16,960,000           16,960          (16,960)                                                        -
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
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance, December 31, 2005                                   37,238,067           37,238                                                 343,420         40,660,123
                                                                                                43,196,066       (2,916,601)
Foreign currency translation adjustment                                                                                                  (7,511)            (7,511)
Net loss for the period ended June 30, 2006                                                                        (900,145)                              (900,145)
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance, June 30, 2006                                       37,238,067           37,238                                                 335,909         39,752,467
                                                                         $                $     43,196,066  $    (3,816,746)  $                   $
------------------------------------------------------ -- -------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------

                         The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by management)
------------------------------------------------------ -- ------------- ----- ------- -- ------------------ --- ----
                                                              Three months ended              Six months ended
                                                                   June 30,                       June 30,
                                                          ---------------------------    ---------------------------
                                                          ------------   ------------
                                                             2006           2005            2006           2005
                                                          ------------   ------------    -----------    ------------
                                                          ------------   ------------
       Operating activities
         Adjustments to reconcile net loss to net
         cash                                          $    (464,000)  $   (261,542)  $   (900,145)  $  (2,044,651)
               Amortization - tangible assets                 144,603        160,959        268,432         202,728
               Amortization - intangible assets                44,702         41,671         86,479          84,261
               Stock-based compensation                             -              -              -       1,764,000
             Changes in operating assets and liabilities
                                                      of
               Accounts receivable                          (314,023)      (196,198)       (330,524)      (595,189)
               VAT Refundable                                (11,055)        (2,985)         25,255        (63,848)
               Inventories                                     29,161          9,316        (6,419)       (264,392)
               Prepaid expenses                                21,000       (23,613)        (7,500)          62,671
               Accounts payable and accrued liabilities       102,585      (830,355)         16,896          99,491
------------------------------------------------------ -- ------------ - ------------ -- ----------- -- ------------
 Total funds from(used in) operating activities            (447,027)      (1,102,747)     (847,526)       (754,929)
------------------------------------------------------ -- ------------ - ------------ -- ----------- -- ------------
       Financing activities

          Short term bank loans                             (118,925)       (53,539)         48,644       (732,296)
          Advances from related parties                      (63,296)      (300,000)         36,991       (300,000)
          Long term loan                                      (1,062)              -        (1,062)               -
          Share capital issued for cash                             -      1,168,098              -       6,921,797
------------------------------------------------------ -- ------------ - ------------ -- ----------- -- ------------
 Total funds from(used in) financing activities            (183,283)         814,559         84,573       5,889,501
------------------------------------------------------ -- ------------ - ------------ -- ----------- -- ------------

       Investing activities
          Property, plant and equipment                      (88,649)      (336,336)      (101,219)       (621,631)
          Intangible assets                                 (322,998)              -      (322,998)               -
          Payment on purchase of subsidiary                         -    (1,000,000)              -     (2,000,000)
----- -- --------------------------------------------- --
------------------------------------------------------ -- ------------ - ------------ -- ----------- -- ------------
 Total funds used in investing activities                   (411,647)     (1,336,336)     (424,217)     (2,621,631)
------------------------------------------------------ -- ------------ - ------------ -- ----------- -- ------------
------------------------------------------------------ --
Effect of exchange rate                                       (5,916)              -        (7,511)               -
 Cash, decrease during the period                          (1,047,873)   (1,624,524)     (1,194,681)      2,512,941
 Cash, beginning of the period                              1,733,580      4,645,142      1,733,580         507,677

 Cash, end of the period                               $      685,707  $   3,020,618  $     538,899  $    3,020,618
----------------------------------------- ------------ -- ------------ - ------------ -- ----------- -- ------------

 Supplementary cash flow information                                                              -
       Non cash items
          Shares issued for accrued wage benefits      $            -  $     517,440  $           -  $      517,440
          Stock Based Compensation                     $            -  $           -  $           -  $    1,764,000
          Other Comprehensive Income                   $      (5,916)  $           -  $     (7,511)  $            -
       Income taxes (refunded) paid                    $        (447)  $           -  $           -  $            -
       Interest paid                                   $       53,219  $           -  $      93,838  $            -

                         The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP.

Notes to Consolidated Financial Statements

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

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

         Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has working deficiency of $1,061,800 at June 30, 2006, and had a net loss of $900,145 for the six months ended June 30, 2006 and might not have sufficient work capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

HENDRX CORP.

Notes to Consolidated Financial Statements

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

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

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

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

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

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

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

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

         Segmented information

The Company’s identifiable assets are all located in China except cash of $42,159 in Canada and cash of $128,457 in Switzerland. Revenue on a geographical basis is disclosed in note 13, below.

HENDRX CORP.

Notes to Consolidated Financial Statements

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

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

HENDRX CORP.

Notes to Consolidated Financial Statements

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

         Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

Note 3. INVENTORIES

                                                                               June 30,           December 31,
                                                                                 2006                 2005
                                                                           ----------------- --- ----------------
            Finished goods                                              $           353,372   $          419,439
            Raw materials                                                         1,048,543            1,196,968
            Work-in-process                                                         433,349              212,438
           ------------- ----------- --------------------------------- --- ----------------- --- ----------------
            Total                                                       $         1,835,264   $        1,828,845
           ------------- ----------- --------------------------------- --- ----------------- --- ----------------

HENDRX CORP.

Notes to Consolidated Financial Statements

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

Note 4. INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION

           June 30, 2006                                                         Accumulated             Net Book
                                                              Cost              Amortization             Figures
                                                         --------------- ---- ------------------ ---- ---------------
            Land use rights                          $        1,785,888  $              322,643  $         1,463,245
            Patents                                           2,071,590                 399,570            1,672,020
           ------------------------- --------------- --- --------------- ---- ------------------ ---- ---------------

            Total                                    $        3,857,478   $             722,213   $        3,135,265
           ------------------------- --------------- --- --------------- ---- ------------------ ---- ---------------
           December 31, 2005                                                     Accumulated             Net Book
                                                              Cost              Amortization             Figures
                                                         --------------- ---- ------------------ ---- ---------------
            Land use rights                          $        1,560,931  $              405,642  $         1,155,289
            Patents                                           2,068,390                 324,935            1,743,455
           --------------------------- ------------- --- --------------- ---- ------------------ ---- ---------------

            Total                                    $        3,629,321   $             730,577   $        2,898,744
           --------------------------- ------------- --- --------------- ---- ------------------ ---- ---------------

Note 5.    PROPERTY, PLANT AND EQUIPMENT

June 30, 2006                                                                   Accumulated         Net Book
                                                             Cost               Depreciation         Figures
                                                       -----------------------------------------------------------
 Buildings                                           $         2,673,188  $          641,768  $         2,031,420
 Manufacturing machinery and equipment                         4,352,950           1,040,535            3,312,415
 Transportation equipment                                        302,267             103,186              199,081
 Electronic equipment                                             90,401              67,350               23,051
 Leasehold improvement                                            18,376               1,902               16,474
 Office equipment                                                134,933              53,578               81,355
 Construction in progress                                         54,723                   -               54,723
------------------------------------------------------------------------------------------------------------------
 Total                                               $         7,626,838  $        1,908,319  $         5,718,519
------------------------------------------------------------------------------------------------------------------

December 31, 2005                                                              Accumulated          Net Book
                                                             Cost               Depreciation         Figures
                                                       -----------------------------------------------------------
 Buildings                                           $         2,519,270  $          550,431  $         1,968,839
 Manufacturing machinery and equipment                         4,403,477             767,862            3,635,615
 Transportation equipment                                        284,973              87,709              197,264
 Electronic equipment                                             85,559              57,835               27,724
 Leasehold improvement                                            17,436               1,046               16,390
 Office equipment                                                 64,653              43,875               20,778
 Construction in progress                                         19,124                   -               19,124
------------------------------------------------------------------------------------------------------------------
 Total                                               $         7,394,492  $        1,508,758  $         5,885,734
------------------------------------------------------------------------------------------------------------------

HENDRX CORP.

Notes to Consolidated Financial Statements

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

Note 6. COMMON STOCK Net Loss Per Share

        Basic and diluted weighted average number of shares outstanding for the period ended June 30, 2006 are as follows:

                                                         Three Months Ended         Six Months Ended  Year Ended
                                                  June 30                            June 30          December 31
                              ---------------------------------  ---------------------------------
                              ---------------------------------  ---------------------------------
                                   2006              2005             2006              2005             2005
                              ----------------  ---------------  ----------------  --------------- ------------------
---------------------------------------------------------------  ----------------  --------------- ------------------
Weighted average number of shares
     (after forward split)
     Basic                      37,238,067        35,712,475       37,238,067        35,712,475           36,146,857
     Diluted                    37,238,067        35,712,475       37,238,067        35,712,475           36,146,857

Net Loss per share
     Basic                  $                 $                $                 $
                                  (0.01)            (0.01)           (0.01)            (0.06)      $          (0.08)
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
     Diluted                $                 $                $                 $
                                  (0.01)            (0.01)           (0.01)            (0.06)      $          (0.08)
---------------------------------------------------------------------------------------------------------------------
Stock Options / Stock Based Compensation

        Stock options outstanding at June 30, 2006:

                                Options Outstanding
--------------------------------------------------------------
                          Weighted-
        Number             Average                                  Number
    Outstanding at        Remaining                             Exercisable at
       June 30           Contractual          Exercise             June 30
         2006           Life (years)           Price                 2006
---------------------------------------------------------------------------------
       350,000              4.50               $1.50                    --
Note 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
                                                             June 30               December 31,
                                                               2006                    2005
                                                       ---------------------    -------------------
 Accounts payable - trade                                                    $             836,863
                                                     $              853,717
 Wages and benefits payable                                                                31,109
                                                                     35,388
 Other payables                                                                             4,237
                                                                          -
---------------------------------------------------------------------------------------------------
 Total                                                                       $             872,209
                                                     $              889,105
---------------------------------------------------------------------------------------------------

HENDRX CORP.

Notes to Consolidated Financial Statements

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

Note 8. RELATED PARTY TRANSACTIONS
(a)      During the period ended June 30, 2006, purchases from related parties are as follows:

                                                                     Six Months Ended          Year Ended
                                                                       June 30,               December 31,
Related Parties                                                          2006                     2005
                                                                 ----------------------    -------------------
 Fuqing Huanyu plastic products Co., Ltd.
     controlled by sister of Mr. Hendrik Tjandra
                                                                             -          $             16,485
 Mr. Hendrik Tjandra
                                                                         4,249                             -
--------------------------------------------------------------------------------------------------------------
 Total
                                                                 $       4,249          $             16,485
--------------------------------------------------------------------------------------------------------------
(b)	During the period ended June 30, 2006, the Company paid total consulting services of $43,200 to officer and director, and $56,655 to former officers.

    (c)        Balance due from related parties, are as follow:

                                                                     Six Months Ended          Year Ended
                                                                       June 30,               December 31,
Related Parties                                                          2006                     2005
                                                                 ----------------------    -------------------
 Indonesia PT. Galakst Perkasa
                                                                  $              2,484    $       10,149
 Hendrik Tjandra
                                                                                 4,336             6,343
 Fuzhou sales Deparment
                                                                                     -             4,292
 Tian Zheng Enterprise
                                                                                16,390                 -
--------------------------------------------------------------------------------------------------------------
 Total
                                                                  $             23,210    $       20,784
--------------------------------------------------------------------------------------------------------------

    (d)        Balance due to related parties, are as follow:

                                                                     Six Months Ended          Year Ended
                                                                       June 30,               December 31,
Related Parties                                                          2006                     2005
                                                                 ----------------------    -------------------
                                                                 ----------------------    -------------------

 Fujian Tienyu Steel Products Co. Ltd                             $        675,587          $         666,215

 Fuzing Yuongxian Printing Co, Ltd                                           7,378                     12,417
                                                                             3,441                      1,479
 Fuqing Huanyu Plastic Products Co. Ltd.

 Hendrik Tjandra                                                             1,844                          -

 Tian Zheng Enterprise                                                           -                          -

 Fujian Tianzheng Agriculture Stock Holding Co.                             31,278                          -

--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
 Total
                                                                  $        719,528          $          680,111
--------------------------------------------------------------------------------------------------------------

HENDRX CORP.

Notes to Consolidated Financial Statements

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

Note 9. SHORT TERM BANK LOANS/GUARANTEES

(a)     Short term loan: short term loans are borrowing from banks. The terms of these short term loans are summarized as follows:

                                                Interest Rate             June 30,               December 31,
                                                 (Per Annum)                2006                     2005
                                            -----------------------  --------------------    ---------------------
 Agricultural Bank of China,
          Fuqing Branch                         6.96% to 7.02%     $          1,689,020   $             2,098,279
 XingYie Bank,
          Fuqing Branch                         6.79% to 7.61%                                            495,455
                                                                               578,020
 Others                                              18%                       375,338                          -

------------------------------------------------------------------------------------------------------------------
 Total                                                             $          2,642,378   $             2,593,734
------------------------------------------------------------------------------------------------------------------
These short term loans are secured by the Company's assets and guaranteed by Fujian Tianyu Steel Products Co., Ltd. owned by the Chairman of Hendrx Corp.
(b)

Bank guarantees: The Company also provides guarantees of bank loans of, Fujian Tianyu Steel Products Co., Ltd., owned by the Chairman of Hendrx Corp, in the amount of $4,191, 185 ($4,790,465 at December 31, 2005).

        Bank guarantees of loans of Fujian Tianyu Steel Products Co., Ltd., as borrower from the banks, are below:

                                                                        Bank Loan Payable              Maximum Amount
                                                                 Balance at                            of Guarantee at
                                                                          June 30, 2006                 June 30, 2006
                                       ----------------------------------------------------------------------------------
                                       -----------------------  ---------------  --------------------  ------------------
                                                 RMB                 US$                 RMB                  US$
                                       -----------------------  ---------------  --------------------  ------------------
 Fuqing Agriculture Bank                           23,500,000 $      2,940,085            23,500,000 $         2,940,085
 Communication Bank                                10,000,000        1,251,100            10,000,000           1,251,100
-------------------------------------------------------------------------------------------------------------------------
                TOTAL                              33,500,000 $      4,191,185            33,500,000 $         4,191,185
-------------------------------------------------------------------------------------------------------------------------

        These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

HENDRX CORP.

Notes to Consolidated Financial Statements

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

Note 9. SHORT TERM BANK LOANS/GUARANTEES (Cont'd)
                                                                      Bank Loan Payable            Maximum Amount
                                                                 Balance at                        of Guarantee at
                                                                      December 31, 2005           December 31, 2005
                                       ------------------------------------------------------------------------------
                                       -----------------------  ---------------  ----------------  ------------------
                                                 RMB                 US$               RMB                US$
                                       -----------------------  ---------------  ----------------
 Fuqing Agriculture Bank                           33,500,000 $      4,149,439        33,500,000 $         4,149,439
                                       -----------------------                   ----------------
                                                   33,500,000                         33,500,000
                                       -----------------------                   ----------------
                                             Hong Kong                              Hong Kong
                                              Dollars                                Dollars
                                       -----------------------                   ----------------
Xing Chang Bank                                     5,000,000          641,026         5,000,000             641,026
---------------------------------------------------------------------------------------------------------------------
                TOTAL                                         $      4,790,465                   $         4,790,465
---------------------------------------------------------------------------------------------------------------------

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

Note 10. GEOGRAPHIC INFORMATION

                         Three Months Ended                            Six Months Ended
                              June 30                 June 30                      June 30                     June 30
                                2006                   2005                         2006                        2005
                 -----------------------------------------------  -------------------------------------------------------
                 -----------------------------------------------  -------------------------------------------------------
Countries             $           %          $            %             $             %              $            %
                 ------------ ----------------------  ----------  --------------- --------------------------- -----------
                 ------------ ----------------------  ----------  --------------- --------------------------- -----------
 China              37,660         4.26%     1,734          0.14%       54,434           4.51%         3,356         0.12%

 Canada                  -         0.00%     3,300          0.26%         -              0.00%         3,300         0.12%

 Indonesia               -         0.00%   285,637         22.31%         -              0.00%       388,044        14.05%

 India                   -         0.00%      (68)         -0.01%         -              0.00%        55,255         2.00%

 Israel            215,175        24.37%   261,915         20.45%      191,732          15.87%       335,222        12.14%

 Lebanon           424,445        48.07%   710,266         55.47%      606,728          50.23%     1,581,287        57.27%
 Malaysia                -         0.00%    56,263          4.39%         -              0.00%        56,263         2.04%

 Others             21,773         2.47%         -          0.00%       37,390           3.10%         -             0.00%

 Saudi Arabia       70,865         8.03%         -          0.00%      126,037          10.43%         -             0.00%

 Thailand                -         0.00%    67,810          5.30%         -              0.00%       171,106         6.20%

 United Arab       112,774        12.77%         -          0.00%      112,774           9.34%         -             0.00%

 United States         361         0.04%  (106,403)        -8.31%       78,913           6.53%       167,229         6.06%

 Total           --------------------------------------------------------------------------------------------------------
                   883,053       100.00%   1,280,454      100.00%  $ 1,208,008           100.00%   2,761,062       100.00%
                 ============ ======================  ==========  =============== =========================== ===========

Note 11. TAXES

The Company has incurred operating losses up to June 30, 2006 that may be available to offset future taxable income. The Company has adopted FASB No. 109 for reporting purposes. The potential tax benefit of these losses has not been recorded and a fully deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

HENDRX CORP.

Notes to Consolidated Financial Statements

June 30, 2006

(Expressed in US Dollars)

(Unaudited — Prepared by Management)

Note 12. SALES DISTRIBUTORS

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

Note 13. LONG TERM LOAN RECEIVABLE
This amount is unsecured, yield no interest with no specific terms of repayment. Management expects this loan to be paid in full and accordingly, no allowance for doubtful accounts has been recorded.

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

Description of Business

Hendrx is engaged in the research and development, manufacture, marketing and distribution of water generation, filtration, ionization, desalinization, and purification devices. Our main product lines include Atmospheric Water Generation (“AWG”) units, Alkaline Calcium Ionic Water Dispensers, and Reverse Osmosis (“RO”) systems.

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

Goals and Objectives

Our goals and objectives are as follows:

A.     Increase overall market share, remain a “Market Leader” in the atmospheric water industry, and attain business plan targets.

Hendrx will implement the following strategies pursuant to this goal:

o        Increase revenues through sales;
o        Focus on operating efficiencies to increase product profit margins;
o        Identify companies for acquisition with existing distribution networks and healthy revenue streams;
o        Expand Hendrx horizontally through joint ventures or the acquisition of companies with unique and/or revolutionary technologies or products; and
o        Implement an aggressive marketing campaign to create brand and product awareness.

B.     Manufacture defect and trouble free equipment.

An important reason for the failure of many AWG companies is the presence of product defects that have continued to plague the industry. The concept of producing water from the air is not new; however, using that water for drinking is new. Typical air conditioning or dehumidification companies have the ability to manufacture appliances that produce water from the air but they do not have the expertise and “know-how” to purify the water and maintain the purity of the water. On the other hand, some water filtration and purifier appliance manufacturers have the knowledge to purify and/or filter water, but they do not have the capability to ensure the trouble-free operations of water machines. Hendrx is committed to the manufacture of trouble-free water machines. A truly “plug and play” machine without the hassle of service calls and technical problems is crucial to the development of our business.

C.     Become financially stable.

Numerous atmospheric water companies have failed because they ran out of funds, either before they could successfully produce machines or before they could enter the market. Hendrx is not financially independent, so we continue to devote time and resources to ensuring that we have sufficient funds to move forward our business objectives.

D.     Be highly profitable to our shareholders.

We aim to create value for our shareholders with the development of new, innovative, safe and effective products that help people around the world live healthier, happier and longer lives.

E.     Help establish a professional industry image.

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
     10. Consolidate the Industry

Additionally, our marketing strategy, not fully in place at this time, will focus on the following:

o        Determine ideal geographical markets;
o        Identify and obtain as many distributors as possible in the selected geographical targets;
o        Build a sound marketing plan;
o        Expand Hendrx's brand and product awareness;
o        Saturate the market;
o        Increase revenues through sale and acquisitions; and
o        Develop a retail market campaign.

Further, we have begun national and international sales campaigns as well as taken steps to improve customer satisfaction with after sales service.

Results Of Operations

Hendrx’s financial statements are stated in U.S. dollars in accordance with US GAAP and are consolidated with the financial statements of Eastway and Yuxin for the periods ended June 30, 2006 and 2005.

During the six month period ended June 30, 2006, Hendrx was engaged in the research and development, manufacturing and marketing of AWG units from Fujian, China. Hendrx expects that during 2006 we will embark on a comprehensive marketing plan for the sale of AWG units while focusing on innovation through research and development.

During the six month period ended June 30, 2006, Hendrx realized a net loss of $900,145 from operations.

Three and six month periods ended June 30, 2006 and 2005

Revenue

Revenue for the three month period ended June 30, 2006 was $883,053 as compared to $1,280,454 for the three month period ended June 30, 2005, a decrease of 31%. Revenue for the six month period ended June 30, 2006 was $1,208,008 as compared to $2,761,062 for the six month period ended June 30, 2005, a decrease of 56%. Revenue in the three and six month periods is based almost entirely on the sale of AWG units, which sales have dropped off significantly due to product complaints and the return of shipped product. Product modifications have been, and are continually being,tested to address these complaints. Hendrx expects to increase gross revenue over the next twelve months as we manufacture an improved product and focus on the implementation of our marketing plan.

Cost of Goods Sold

Cost of goods sold for the three months period ended June 30, 2006 was $779,782 as compared to $995,728 for the three month period ended June 30, 2005, a decrease of 22%. Cost of goods sold for the six months period ended June 30, 2006 was $1,114,101 as compared to $2,111,199 for the six month period ended June 30, 2005, a decrease of 47%. Cost of goods sold can be attributed primarily to the purchase of components used in the AWG units. The decrease in cost of goods sold reflects the corresponding decrease in revenue over the periods. However, the cost of goods sold remains high as we have not realized maximum production capacity from our manufacturing facility which negatively impacts our cost for each unit produced. Hendrx expects that the cost of goods sold will continue to fluctuate as a percentage of revenue decreasing on a per unit basis relative to production increases.

Expenses

Selling expenses for the three month period ended June 30, 2006 were $105,800 as compared to $100,892 for the three month period ended June 30, 2005, an increase of 5%. Selling expenses for the six month period ended June 30, 2006 were $176,109 as compared to $138,017 for the six month period ended June 30, 2005, an increase of 28%. Hendrx anticipates that selling expenses will increase over the next twelve months as a marketing strategy is launched to increase sales of our improved AWG units.

General and administrative expenses for the three month period ended June 30, 2006 were $457,302 as compared to $436,791 for the three month period ended June 30, 2005, an increase of 5%. General and administrative expenses for the six month period ended June 30, 2006 were $816,571 as compared to $762,562 for the six month period ended June 30, 2005, an increase of 7%. General and administrative expenses include personnel costs, consulting fees, professional advice, accounting expenses, auditing fees, public reporting and travel. Hendrx anticipates that general and administrative may increase in future periods.

Stock-based compensation was $0 for the three month periods ended June 30, 2006 and 2005.

Stock-based compensation was $0 for the six month period ended June 30, 2006 as compared to 1,764,000 for the six month period ended June 30, 2005.

Net Losses

Net losses for the three month period ended June 30, 2006 increased to $464,000 from $261,542 for the comparable three month period ended June 30, 2005, a increase of 77%. Net losses for the six month period ended June 30, 2006 decreased to $900,145 from $2,044,651 for the comparable six month period ended June 30, 2005, a decrease of 56%. The increase in net losses over the comparative three month periods can be primarily attributed to a decrease in revenues. The decrease in net losses over the comparative six month periods is attributable to stock based compensation realized in the prior six month period. Hendrx expects that net losses will decrease in future periods in relation to anticipated increases in revenue.

Liquidity and Capital Resources

Cash flow used for operations in the three month period ended June 30, 2006 was $447,027 as compared to cash flow used for operations of $1,102,747 for the three month period ended June 30, 2005. Cash flow used for operations in the six month period ended June 30, 2006 was $847,526 as compared to cash flow used for operations of $754,929 for the six month period ended June 30, 2005. Cash flow used for operations for the current three and six month periods can be primarily attributed to net losses. Hendrx expects that a decrease in net losses in future periods will produce cash flow from operations.

Cash flow used for financing activities for the three month period ended June 30, 2006 was $183,283, as compared to cash flow provided by financing activities of $814,559 for the three month period ended June 30, 2005. Cash flow provided by financing activities for the six month period ended June 30, 2006 was $84,573, as compared to cash flow provided by financing activities of $5,889,501 for the six month period ended June 30, 2005. Cash flow used for financing activities in the current three month period can be attributed to partial repayments of short term bank loans and advances from related parties. Cash flow provided by financing activities in the current six month period can be attributed to short term bank loans and advances from related parties. Hendrx expects to produce additional cash flow from financing activities during 2006.

Cash flow used in investing activities for the three month period ended June 30, 2006 was $411,674 as compared to $1,336,336 for the three month period ended June 30, 2005. Cash flow used in investing activities for the six month period ended June 30, 2006 was $424,217 as compared to $2,621,631 for the six month period ended June 30, 2005. Cash flow used in investing activities in the current three and six month periods can be primarily attributed to the purchase of equipment and software.

Capital Deficit

Hendrx had a working capital deficit of $1,061,800 as of June 30, 2006 and has funded its cash needs since inception from revenue in combination with debt and equity financing provided by banks and other related and unrelated parties. Hendrx anticipates that cash flow from revenues and debt or equity placements will be sufficient to fund operations in 2006. However, there can be no assurance that Hendrx will generate sufficient cash flows from revenue, debt or equity placements to fund current operations. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Any commitments for future capital expenditures will be primarily funded by future equity financings.

Loans

Hendrx’s bank loans of $2,642,378 are all guaranteed by Fujian Tienyu Steel Products Co., Ltd., (“Tienyu”) a company owned by the chairman of the board of directors of Hendrx. In return, Fujian Yuxin Electronic Equipment Co. Ltd., a wholly owned subsidiary of Hendrx, has guaranteed Tienyu’s bank loans. Based on the financial results of Tienyu, Hendrx believes that Tienyu will be able repay its loans on a consistent basis. Nonetheless, Hendrx intends to reduce these mutual guarantees gradually over time.

Compensation Plan

Hendrx adopted a Stock Option and Compensation Plan (“Plan”) on March 12, 2005. Under the Plan, Hendrx may issue stock, stock appreciation rights, or grant options to acquire Hendrx’s common stock to employees of Hendrx or its subsidiaries. The board of directors, at its own discretion may also issue stock, stock appreciation rights or grant options to other individuals, including consultants or advisors, who render services to Hendrx or its subsidiaries. Hendrx granted 350,000 options with an exercise price of $1.50 for a period of five years to all members of the board of directors as of March 12, 2005. As of June 30, 2006, none of the options had been exercised.

Hendrx, except for the Plan, has no other defined benefit plan or contractual commitment with any of its officers or directors.

Equipment and Employees

Hendrx has no current plans to make any significant purchases of equipment or changes in the number of employees.

Income Tax Expense (Benefit)

Hendrx recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax liability associated with any net earnings will be offset by deferred tax assets related to our net operating loss carryforwards. A valuation allowance has been recorded for the remaining amount of net deferred tax asset due to the uncertainty surrounding its ultimate realization.

Impact of Inflation

Hendrx believes that inflation has had a negligible effect on operations over the past three years. Hendrx believes that it can offset inflationary increases in component costs by increasing revenue and improving operating efficiencies.

Critical Accounting Policies

In Note 2 to the unaudited consolidated financial statements for the period ended June 30, 2006 and 2005 included in this Form 10-QSB, Hendrx discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Hendrx believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Since our inception in 1998, our expenses have significantly exceeded our revenue resulting in continuing losses. During the six month period ended June 30, 2006, we recorded a net loss of $900,145. We believe that we may continue to incur operating losses until such time as we realize the benefits of our recently revamped marketing and sales plans.

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

Going Concern

Hendrx’s auditor expressed concern as to Hendrx’s ability to continue as a going concern as a result of recurring losses, limited revenue-generating activities and working capital deficiency of $1,061,800 as of June 30, 2006, and may not have sufficient working capital for the next twelve months. Hendrx’s ability to continue as a going concern is subject to the ability of Hendrx to realize net income and obtain funding from outside sources. Management’s plan to address Hendrx’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of Hendrx’s securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow Hendrx to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES

Hendrx’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Hendrx.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Worldwide Water, LLC

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“WWL”) against a number of defendants, including Hendrx, in the Superior Court for the County of Los Angeles, State of California, for breach of contract and patent infringement. The complaint alleges that an agreement between WWL and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with Fujian Yuxin Electronic Equipment Co. Ltd. (“Yuxin”) a wholly owned subsidiary of Hendrx, to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly infringe WWL’s patents. WWL’s suit seeks damages of $1,000,000 from the defendants, including Hendrx, in addition to accrued interest and costs. Hendrx denies any culpability or liability in this matter and has filed motions in response to the complaint that it believes will ultimately cause Hendrx to succeed in defending this position.

Seymour Water, Inc.

Legal proceedings were initiated on June 2, 2006 by Seymour Water, Inc. (“Seymour”) against Hendrx, in the Supreme Court of British Columbia, Vancouver Registry, for an alleged breach of contract purportedly instigated by Yuxin. The complaint alleges that an agreement between Seymour and Yuxin was contravened when Yuxin delivered equipment to Seymour that was unfit for the purpose of intended use. Seymour’s suit seeks damages of approximately $100,000 from Hendrx in addition to accrued interest and costs. Hendrx denies any culpability or liability in this matter and has filed motions in response to the complaint that it believes will ultimately cause Hendrx to succeed in defending this position.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 34 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of August, 2006.

Hendrx Corp.

/s/ George Solymar

Name: George Solymar

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