Form 10QSB
period 2006-09-30
HENDRX CORP
filed 2006-11-13
CIK 1082696

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006 .

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

Yes                   No     X

At November 7, 2006, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

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
                                                                            September 30,           December 31,
                                                                                2006                    2005
                                                                             (Unaudited              (Audited)
                                                                            -Prepared by
Assets                                                                       management)
 Current Assets
          Cash (Note 2)                                                $            76,179  $              1,733,580
          Accounts receivable                                                      403,022                   344,877
          Value Added Tax Refundable                                                98,167                   131,692
          Inventories (Note 3)                                                   1,910,988                 1,828,845
          Due from related parties (Note 8)                                          9,354                    20,784
          Prepaid expenses                                                               0                     2,500
                                                      --- -- -- --- --
-------------------------------------------------- --                  --- ---------------- --- ---------------------
 Total Current Assets                                                            2,497,710                 4,062,278
 Long term loan (Note 13)                                                          107,515                   105,284
 Property, Plant and Equipment-Net (Note 5)                                      5,778,286                 5,885,734
 Intangible assets-Net (Note 4)                                                  3,090,300                 2,898,744
 Goodwill                                                                       31,854,137                31,854,137
-------------------------------------------------- -- --- -- -- --- -- --- ---------------- --- ---------------------
 Total assets                                                          $        43,327,948  $             44,806,177
----------------------------------- -------------- -- --- -- -- --- -- --- ---------------- --- ---------------------

Liabilities and Stockholders' Equity
 Current Liabilities
          Accounts payable  (Note 7)                                   $           812,792   $               872,209
          Short term bank loans (Note 9)                                         2,577,822                 2,593,734
          Due to related parties (Note 8)                                          382,875                   680,111
         -------------------------------------------- --- -- -- --- --
--------------------------------------------------                     --- ---------------- --- ---------------------
 Total Current Liabilities                                                       3,773,489                 4,146,054
-------------------------------------------------- -- --- -- -- --- -- --- ---------------- --- ---------------------

 Stockholders' Equity
          Capital stock (Authorized: 350,000,000)
          (Issued and outstanding 37,238,067:
          (December 31, 2005:   37,238,067))
                   Par value                                                        37,238                    37,238
                   Additional paid in capital                                   43,196,066                43,196,066
          Other Comprehensive Income                                               276,154                   343,420
          Retained Earnings (Deficit)                                          (3,954,999)               (2,916,601)
                                                   -- --- -- -- --- --
--------------------------------------------------                     --- ---------------- --- ---------------------
 Total stockholders' equity                                                     39,554,459                40,660,123
-------------------------------------------------- -- --- -- -- --- -- --- ---------------- --- ---------------------
-----------------------------------------------------
 Total liabilities and stockholders' equity                            $        43,327,948   $            44,806,177
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

                                   Commitment: Note 3, 9, Going Concern: Note 1, Guarantees: Note 9

                         The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

HENDRX CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited - prepared by management)
------------------------------------------------------------- ---- --------------- ---- -------------- --- ----------------
                                                    Three Months Ended                          Nine Months Ended
                                                            September 30                           September 30
                                                    ------------------------------      -----------------------------------
                                                    ------------ ---- ------------
                                                       2006              2005               2006                2005
                                                    ------------      ------------      --------------     ----------------
                                                    ------------

Revenue                                         $       611,988   $       991,330   $       1,819,996  $         3,752,392
      Cost of Goods Sold                                574,684           908,254           1,688,785            3,019,453
      --------------------------------- --- --- --- ------------ ---- ------------ ---- -------------- --- ----------------
---------------------------------------
Gross Profit                                             37,304            83,076             131,211              732,939
--------------------------------------- --- --- --- ------------ ---- ------------ ---- -------------- --- ----------------
      Selling Expenses                                   56,647           123,750             232,756  `           261,767

      General and administrative  expenses              117,733           413,359             934,304            1,175,921
         Stock Based Compensation                             -                 -                   -            1,764,000
--------------------------------------- --- --- --- ------------ ---- ------------ ---- -------------- --- ----------------
Total Expenses                                          174,380           537,109           1,167,060            3,201,688
--------------------------------------- --- --- --- ------------ ---- ------------ ---- -------------- --- ----------------
                                                      (137,076)         (454,033)         (1,035,849)          (2,468,749)
Loss before other income
      Other expenses                                    (1,177)                 -             (2,549)                    -
----- ------------------------------------- --- --- ------------ ---- ------------ ---- -------------- --- ----------------
------------------------------------------- --- --- ------------ ---- ------------ ---- -------------- --- ----------------
Loss before Income taxes                              (138,253)         (454,033)         (1,038,398)          (2,468,749)
      Income (recovery) taxes                                 -               538                   -             (30,473)
----- --------------------------------- --- --- --- ------------ ---- ------------ ---- -------------- --- ----------------
--------------------------------------- --- --- --- ------------ ---- ------------ ---- -------------- --- ----------------
Net loss for the period                         $     (138,253)   $     (454,571)   $     (1,038,398)  $       (2,499,222)
                                        --- --- --- ------------ ---- ------------ ---- -------------- --- ----------------
------------------------------------------- --- --- ------------ ---- ------------ ---- -------------- --- ----------------
Comprehensive Loss                              $     (138,253)  $      (454,571)   $     (1,038,398)  $       (2,499,222)
------------------------------------------- --- --- ------------ ---- ------------ ---- -------------- --- ----------------

                         The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

HENDRX CORP.
Consolidated Statement of Stockholders' Equity
From Date of Inception on May 4, 1998 to September 30, 2006
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
                                                                              Par Value        Additional         Retained            Other
                                                              Common          @ $0.001          Paid-in           Earnings        Comprehensive      Stockholders'
                                                              Shares          Per Share         Capital          (Deficit)           Income              Equity
                                                           -------------     ------------     -------------     -------------    ----------------    ---------------
Balance, May 4, 1998                                                     $                $                 $                 $                   $
Stock issued                                                  1,000,000            1,000             9,000                                                   10,000
Net income (loss) - 1998                                                                                            (10,000)                               (10,000)
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
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
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
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
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance December 31, 2000                                     2,120,000            2,120            68,880          (71,500)                                  (500)
Net income (loss) - 2001                                                                                               (167)                                  (167)
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance December 31, 2001                                     2,120,000            2,120            68,880          (71,667)                                  (667)
Net income (loss) - 2002                                                                                               (341)                                  (341)
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance December 31, 2002                                     2,120,000            2,120            68,880          (72,008)                                (1,008)
Net income (loss) - 2003                                                                                               (252)                                  (252)
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance December 31, 2003                                     2,120,000   $        2,120   $        68,880   $      (72,260)  $                   $         (1,260)

                         The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP.
Consolidated Statement of Stockholders' Equity
From Date of Inception on May 4, 1998 to September 30, 2006
(Expressed in US Dollars)
(Unaudited - Prepared by Management)
------------------------------------------------------------------------ --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
                                                                              Par Value        Additional         Retained            Other
                                                              Common          @ $0.001          Paid-in           Earnings        Comprehensive      Stockholders'
                                                              Shares          Per Share         Capital          (Deficit)           Income              Equity
                                                           -------------     ------------     -------------     -------------    ----------------    ---------------
                                                           -------------     ------------     -------------     -------------    ----------------    ---------------
Balance forwarded December 31, 2003                           2,120,000   $        2,120   $        68,880   $      (72,260)  $                   $         (1,260)
2004 Forward stock split and reorganization of stock         16,960,000           16,960          (16,960)                                                        -
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
                                                                                  19,080            51,920          (72,260)                                (1,260)
                                                             19,080,000
Issuance of shares for acquisition of

     wholly-owned subsidiary                                 12,720,000           12,720        34,077,480                                               34,090,200
Net profit for year ended December 31, 2004                                                                          106,214                                106,214
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------

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
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance, December 31, 2005                                                        37,238                                                 343,420         40,660,123
                                                             37,238,067                         43,196,066       (2,916,601)
Foreign currency translation adjustment                                                                                                 (67,266)           (67,266)
Net loss for the period ended Sept 30, 2006                                                                      (1,038,398)                            (1,038,398)
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------
Balance, September 30, 2006                                                       37,238                                                 276,154         39,554,459
                                                             37,238,067  $                $     43,196,066  $    (3,954,999)  $                   $
------------------------------------------------------ --- ------------- --- ------------ --- ------------- --- ------------- -- ---------------- -- ---------------

                         The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited - Prepared by management)
------------------------------------------------------ -- --------------- ----- --------- -- --------------------- --- -----
                                                                Three months ended                 Nine months ended
                                                                  September 30,                      September 30,
                                                          -------------------------------    -------------------------------
                                                          --------------    -------------
                                                              2006              2005             2006              2005
                                                          --------------    -------------    --------------    -------------
----- ----------------------------------- ------------ -- --------------    -------------
       Operating activities
         Adjustments to reconcile net loss to net
         cash                                          $      (138,253)  $     (454,571)  $    (1,038,398)  $   (2,499,222)
               Amortization - tangible assets                   140,327          119,766           408,759          322,494
               Amortization - intangible assets                  44,963           42,469           131,442          126,730
               Stock-based compensation                                                -                 -        1,764,000
          Changes in operating assets and liabilities of
               Accounts receivable                              272,379         (65,522)           (58,145)       (660,711)
               VAT Refundable                                     8,270        (255,407)            33,525        (514,799)
               Inventories                                     (75,724)          (2,388)          (82,143)         (66,236)
               Prepaid expenses                                  10,000                -             2,500           62,671
               Accounts payable and accrued liabilities        (76,313)        (136,053)          (59,417)          235,544
------------------------------------------------------ -- -------------- -- ------------- -- -------------- -- -------------
 Total funds from (used in) operating activities                185,649        (474,600)         (661,877)      (1,229,529)
------------------------------------------------------ -- -------------- -- ------------- -- -------------- -- -------------
       Financing activities

          Short term bank loans                                (64,556)         (19,122)          (15,912)        (751,418)
          Advances from related parties                       (322,797)                -         (285,806)        (300,000)
          Long term loan                                        (1,169)                -           (2,231)                -
          Share capital issued for cash                               -        (131,133)                 -        6,790,664
------------------------------------------------------ -- -------------- -- ------------- -- -------------- -- -------------
 Total funds from(used in) financing activities               (388,522)        (150,255)         (303,949)        5,739,246
------------------------------------------------------ -- -------------- -- ------------- -- -------------- -- -------------

       Investing activities
          Property, plant and equipment                       (200,092)       (222,967))         (301,311)        (844,598)
          Intangible assets                                           -                -         (322,998)                -
          Payment on purchase of subsidiary                           -                -                 -      (2,000,000)
----- -- --------------------------------------------- --
------------------------------------------------------ -- -------------- -- ------------- -- -------------- -- -------------
 Total funds used in investing activities                     (200,092)       (222,967))         (624,309)      (2,844,598)
------------------------------------------------------ -- -------------- -- ------------- -- -------------- -- -------------
------------------------------------------------------ --
Effect of exchange rate                                        (59,755)           19,483          (67,266)          19,483-
 Cash, decrease during the period                             (402,965)        (828,339)       (1,590,135)        1,684,602
 Cash, beginning of the period                                  538,899        3,020,618         1,733,580          507,677
----------------------------------------- ------------ -- -------------- -- ------------- -- -------------- -- -------------
----- -- ---- ---------- ---------------- ------------ -- -------------- -- ------------- -- -------------- -- -------------

 Cash, end of the period                               $         76,179  $     2,192,279  $         76,179  $     2,192,279
----------------------------------------- ------------ -- -------------- -- ------------- -- -------------- -- -------------

 Supplementary cash flow information                                                                     -
       Non cash items
          Shares issued for accrued wage benefits      $              -  $             -  $              -  $       517,440
          Stock Based Compensation                     $              -  $             -  $              -  $     1,764,000
          Other Comprehensive Income                   $       (59,755)  $             -  $       (67,266)  $             -
       Income taxes (refunded) paid                    $              -  $             -  $              -  $             -
       Interest paid                                   $         76,179  $             -  $         93,838  $             -

                         The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP.

Notes to the Interim Consolidated Financial Statements

September 30, 2006

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

                              Organization and Nature of Business of the Wholly Owned Operating Subsidiary

Fujian Yuxin Electronic Equipment Co., Ltd. ("Yuxin"), was incorporated under the laws of People's Republic of China on February 18, 1993.
The principal business of Yuxin is to manufacture and distribute water dispenser systems. Yuxin owns patents for atmospheric water generation in China and utilizes patents under license that are registered in the United States. Its head office and plant facilities are located in Ron Qiao Economic Development Zone, Fuqing City, Fujian Province, P.R. China.

                             Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has working deficiency of $1,275,779 at September 30, 2006, and had a net loss of $1,038,398 for the nine months ended September 30, 2006 and might not have sufficient work capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

HENDRX CORP.

Notes to the Interim Consolidated Financial Statements

September 30, 2006

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

HENDRX CORP.

Notes to the Interim Consolidated Financial Statements

September 30, 2006

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

HENDRX CORP.

Notes to the Interim Consolidated Financial Statements

September 30, 2006

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

                              Property, Plant and Equipment, and depreciation

Property, Plant and Equipment are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value:

                              Buildings                                                           20 years

                              Manufacturing machinery and equipment            10 years

                              Transportation equipment                                  10 years

                              Electronic equipment                                           5 years

                              Office equipment                                                 5 years

                              Intangible assets and amortization

Land use rights The subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd., entered into an agreement on May 15, 1995 for land use rights with Fujian Fuqing Land Management Bureau for a 40 year period, and recorded at the appraisal value at the date of acquisition and amortized over 40 years.

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

HENDRX CORP.

Notes to the Interim Consolidated Financial Statements

September 30, 2006

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

                              Segmented information

The Company’s identifiable assets are all located in China except cash of $27,887 in Canada and cash of $28,449 in Switzerland. Revenue on a geographical basis is disclosed in note 13, below.

HENDRX CORP.

Notes to the Interim Consolidated Financial Statements

September 30, 2006

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

HENDRX CORP.

Notes to the Interim Consolidated Financial Statements

September 30, 2006

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

**Note 6. COMMON STOCK (Cont'd)**

Stock Options / Stock Based Compensation

Stock options outstanding at September 30, 2006:

| Options Outstanding | | | |
|---|---|---|---|
| Number Outstanding at September 30 2006 | Weighted-Average Remaining Contractual Life (years) | Exercise Price | Number Exercisable at September 30 2006 |
| 350,000 | 3.50 | $1.50 | -- |

**Note 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES**

| | Sept 30 2006 | December 31, 2005 |
|---|---|---|
| Accounts payable - trade | $ 778,468 | $ 836,863 |
| Wages and benefits payable | 34,324 | 31,109 |
| Other payables | - | 4,237 |
| Total | $ 812,792 | $ 872,209 |

**Note 8. RELATED PARTY TRANSACTIONS**

(a) During the period ended September 30, 2006, purchases from related parties are as follows:

| Related Parties | Nine Months Ended September 30, 2006 | Year Ended December 31, 2005 |
|---|---|---|
| Fuqing Huanyu plastic products Co., Ltd. controlled by sister of Mr. Hendrik Tjandra | $ 68,973 | $ 16,485 |
| Fuqing Tiansheng Oil Company controlled by brother of Mr.Hendrik Tjandra | 6,858 | - |
| Mr. Hendrik Tjandra | 4,246 | - |
| Total | $ 80,077 | $ 16,485 |

18

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

Goals and Objectives

Our goals and objectives are as follows:

A.     Increase overall market share, to remain a “Market Leader” in the atmospheric water industry, and attain business plan targets.

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

o Build a sound marketing plan;

o Expand Hendrx’s brand and product awareness;

o Saturate the market;

o Increase revenues through sale and acquisitions; and

o Develop a retail market campaign.

Further, we have begun national and international sales campaigns as well as taken steps to improve customer satisfaction with after sales service.

Results Of Operations

Hendrx’s financial statements are stated in U.S. dollars in accordance with US GAAP and are consolidated with the financial statements of Eastway and Yuxin for the periods ended September 30, 2006 and 2005.

During the nine month period ended September 30, 2006, Hendrx was engaged in the research and development, manufacturing and marketing of AWG units from Fujian, China. Hendrx expects that during 2006 we will embark on a comprehensive marketing plan for the sale of AWG units while focusing on innovation through research and development.

During the nine month period ended September 30, 2006, Hendrx realized a net loss of $1,038,398 from operations.

Three and nine month periods ended September 30, 2006 and 2005

Revenue

Revenue for the three month period ended September 30, 2006 was $611,988 as compared to $991,330 for the three month period ended September 30, 2005, a decrease of 38%. Revenue for the nine months period ended September 30, 2006 was $1,819,996 as compared to $3,752,392 for the nine month period ended September 30, 2005, a decrease of 51%. Revenue in the current three and nine month periods is based almost entirely on the sale of AWG units, which sales have dropped off significantly due to product complaints and the return of shipped product. Product modifications have been, and are continually being, tested to address these complaints. Revenue may continue to decline over the next twelve months unless product complaints decrease and marketing efforts increase.

Cost of Goods Sold

Cost of goods sold for the three months period ended September 30, 2006 was $574,684 as compared to $908,254 for the three month period ended September 30, 2005, a decrease of 37%. Cost of goods sold for the nine month period ended September 30, 2006 was $1,688,785 as compared to $3,019,453 for the nine month period ended September 30, 2005, a decrease of 44%. Cost of goods sold can be attributed primarily to the purchase of components used in the AWG units. The decrease in cost of goods sold reflects the corresponding decrease in revenue over the periods. However, the cost of goods sold remains high as we have not realized maximum production capacity from our manufacturing facility which negatively impacts our cost for each unit produced. Hendrx expects that the cost of goods sold will continue to fluctuate as a percentage of revenue decreasing on a per unit basis relative to production increases.

Expenses

Selling expenses for the three month period ended September 30, 2006 were $56,647 as compared to $123,750 for the three month period ended September 30, 2005, a decrease of 54%. Selling expenses for the nine month period ended September 30, 2006 were $232,756 as compared to $261,767 for the comparable period ended September 30, 2005, a decrease of 11%. Hendrx expects to increase selling expenses over the next twelve months as a marketing strategy is implemented to increase sales of improved AWG units.

General and administrative expenses for the three month period ended September 30, 2006 were $117,733 as compared to $413,359 for the three month period ended September 30, 2005, a decrease of 72%. General and administrative expenses for the nine month period ended September 30, 2006 were $934,304 as compared to $1,175,921 of the comparable period ended September 30, 2005, a decrease of 21%. General and administrative expenses include personnel costs, consulting fees, professional advice, accounting expenses, auditing fees, public reporting and travel. Hendrx anticipates that general and administrative may increase in future periods.

Stock-based compensation was $0 for the three month periods ended September 30, 2006 and 2005.

Stock-based compensation was $0 for the nine month period ended September 30, 2006 as compared to $1,764,000 for the nine month period ended September 30, 2005.

Net Losses

Net losses for the three month period ended September 30, 2006 decreased to $138,253 from $454,571 for the comparable three month period ended September 30, 2005, a decrease of 70%. Net losses for the nine month period ended September 30, 2006 decreased to $1,038,398 from $2,499,222 for the comparable nine month period ended September 30, 2005, a decrease of 58%. The decrease in net losses over the comparative three month periods can be primarily attributed to a decreasing ratio of both selling expenses and general and administrative expenses as compared to revenue. The decrease in net losses over the comparative nine month periods is attributable to stock based compensation realized in the prior nine month period. Hendrx expects that net losses will decrease in future periods in relation to anticipated increases in revenue.

Liquidity and Capital Resources

Cash flow provided by operations in the three month period ended September 30, 2006 was $185,649 as compared to cash flow used in operations of $474,600 for the three month period ended September 30, 2005. Cash flow used in operations in the nine month period ended September 30, 2006 was $661,877 as compared to cash flow used in operations of $1,229,529 for the comparable nine month period ended September 30, 2005. The turn around to cash flow from operations for the current three month period can be primarily attributed to the decrease in net loss and amounts payable in addition to an increase in amounts payable. The decrease in cash flow used in operations for the current nine month period can be primarily attributed to the decrease in net losses over the comparative periods. Hendrx expects net losses may increase in future periods until such time as revenues increase.

Cash flow used in financing activities for the three month period ended September 30, 2006 was $388,522, as compared to $150,255 for the three month period ended September 30, 2005. Cash flow used in financing activities was $303,949 for the nine months ended September 30, 2006 as compared to cash flow provided by financing activities of $5,739,246 for the nine month period ended September 30, 2005. Cash flow used for financing activities in the current three and nine month periods can be primarily attributed to partial repayments on short term bank loans and advances from related parties. Hendrx expects to produce additional cash flow from financing activities during 2006.

Cash flow used for investing activities for the three month period ended September 30, 2006 was $200,092 as compared to $222,967 for the three month period ended September 30, 2005. Cash flow used for investing activities for the nine month period ended September 30, 2006 was $624,309 as compared to cash flows from investing activities of $2,844,598 for the nine months ended September 30, 2005. Cash flow used for investing activities in the current three month period can be attributed to purchase of equipment and software. Cash flow used in investing activities in the current nine month period can be attributed to the purchase of equipment, software and certain intangible assets.

Capital Deficit

Hendrx had a working capital deficit of $1,275,779 as of September 30, 2006 and has funded its cash needs since inception from revenue in combination with debt and equity financing provided by banks and other related and unrelated parties. Hendrx anticipates that cash flow from revenues and debt or equity placements will be sufficient to fund operations in 2006. However, there can be no assurance that Hendrx will generate sufficient cash flows from revenue, debt or equity placements to fund current operations. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Any commitments for future capital expenditures will be primarily funded by future equity financings.

Loans

Hendrx’s bank loans of $2,577,822 are all guaranteed by Fujian Tienyu Steel Products Co., Ltd., (“Tienyu”) a company owned by the chairman of the board of directors of Hendrx. In return, Fujian Yuxin Electronic Equipment Co. Ltd., a wholly owned subsidiary of Hendrx, has guaranteed Tienyu’s bank loans. Based on the financial results of Tienyu, Hendrx believes that Tienyu will be able repay its loans on a consistent basis. Nonetheless, Hendrx intends to reduce these mutual guarantees gradually over time.

Compensation Plan

Hendrx adopted a Stock Option and Compensation Plan (“Plan”) on March 12, 2005. Under the Plan, Hendrx may issue stock, stock appreciation rights, or grant options to acquire Hendrx’s common stock to employees of Hendrx or its subsidiaries. The board of directors, at its own discretion may also issue stock, stock appreciation rights or grant options to other individuals, including consultants or advisors, who render services to Hendrx or its subsidiaries. Hendrx granted 350,000 options with an exercise price of $1.50 for a period of five years to all members of the board of directors as of March 12, 2005. As of September 30, 2006, none of the options had been exercised.

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

Critical Accounting Policies

In Note 2 to the unaudited consolidated financial statements for the period ended September 30, 2006 and 2005 included in this Form 10-QSB, Hendrx discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Hendrx believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on Hendrx’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on Hendrx’s future reported financial position or results of operations.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Management’s Discussion and Analysis”, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB due to certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Since our inception in 1998, our expenses have significantly exceeded our revenue resulting in continuing losses. During the nine month period ended September 30, 2006, we recorded a net loss of $1,038,398. We believe that we may continue to incur operating losses until such time as we realize the benefits of our recently revamped marketing and sales plans.

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

Hendrx has an ambitious vision and has developed a plan to reach its objectives. The scope of the plan will require high profile marketing, including the possibility of joint marketing campaigns with compatible companies. Failure to initiate and successfully implement marketing efforts will adversely affect our capacity to execute our plan.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

Hendrx’s auditor expressed concern as to Hendrx’s ability to continue as a going concern as a result of recurring losses, limited revenue-generating activities and working capital deficiency of $1,275,779 as of September 30, 2006, and may not have sufficient working capital for the next twelve months. Hendrx’s ability to continue as a going concern is subject to the ability of Hendrx to realize net income and obtain funding from outside sources. Management’s plan to address Hendrx’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of Hendrx’s securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow Hendrx to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.            CONTROLS AND PROCEDURES

Hendrx’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Hendrx.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.           LEGAL PROCEEDINGS

Worldwide Water, LLC

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“WWL”) against a number of defendants, including Hendrx, in the Superior Court for the County of Los Angeles, State of California, for breach of contract and patent infringement. The complaint alleges that an agreement between WWL and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with Fujian Yuxin Electronic Equipment Co. Ltd. (“Yuxin”) a wholly owned subsidiary of Hendrx, to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly infringe WWL’s patents. WWL’s suit seeks damages of $1,000,000 from the defendants, including Hendrx, in addition to accrued interest and costs. Hendrx denies any culpability or liability in this matter.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 36 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of November, 2006.

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