Form 10KSB
period 2006-12-31
HENDRX CORP
filed 2007-04-03
CIK 1082696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

 for the fiscal year ended December 31, 2006

[   ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

for the transition period from  _________________ to _________________

Commission file number: 0-50546

HENDRX CORP.
(Name of Small Business Issuer in Its Charter)

Nevada	86-0914052
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada, V6E 3X2
(Address of Principal Executive Offices) (Zip Code)

1-888-436-3791
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
Yes[X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB [__].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act) Yes [   ]   No [X]

The registrant's total revenues for the year ended December 31, 2006 were $2,247,678.

The aggregate market value of the registrant’s common stock (the only class of voting stock), held by non-
affiliates was approximately $16,757,130 based on the average closing bid and ask price for the common stock on March 30, 2007.

At March 30, 2007, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Corporate Organization

As used herein the terms “Hendrx,”, “The Company”, “we,” “our,” and “us” refer to Hendrx Corp. (formerly “Starsoft, Inc.”), its subsidiaries and predecessor, unless the context indicates otherwise. We were incorporated in the State of Nevada on May 4, 1998 as “Starsoft, Inc.” for the purpose of developing business software for legalized gambling applications. Due to fiscal constraints, we ceased significant business operations at the end of October in 2000. Between November of 2000 and December of 2004, we remained without significant operations.

On December 16, 2004, we concluded a Share Purchase Agreement (“Agreement”) with Eastway Global Investment Limited (“Eastway”), Fujian Yuxin Equipment Co., Ltd., (“Yuxin”), Hendrik Tjandra, and David Tjahjadi in connection with our acquisition of Eastway and its wholly owned subsidiary Yuxin, a research and development, manufacturing, marketing and distribution organization located in Fujian, China. The acquisition of Yuxin included all the intellectual property related to its product lines, the manufacturing facility in China, marketing rights, inventories, distribution agreements, and trained employees. On March 28, 2005, we changed our name from Starsoft, Inc., to Hendrx Corp., to better reflect the contribution and innovative capability of Hendrik Tjahjadi, the developer of Hendrx’s atmospheric water generators.

Hendrx’s principal executive offices are located at 2610-1066 West Hastings Street, Vancouver, British Columbia, Canada, V6E 3X2, and our telephone number is 1-888-Hendrx-1. Hendrx’s registered statutory office is located at Laughlin Associates, Inc., 2533 North Carson Street, Carson, Nevada, 89709.

Hendrx trades on the NASDAQ Over The Counter Bulletin Board under the symbol “HDRX.OB.” Our reports under the Securities and Exchange Act of 1934, as amended, may be viewed on the Internet at www.sec.gov and are made available upon request.

Description of Business

The Company is engaged in the research and development, manufacture, marketing and world wide distribution of water generation, filtration, ionization, desalinization, and purification devices. Our main product lines include Atmospheric Water Generation (“AWG”) units, Alkaline Calcium Ionic Water Dispensers, and Reverse Osmosis (“RO”) systems.

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

The Company manufactures two types of AWG units. The first type are residential/office AWGs which include countertop and full sized upright models. These are units which will produce 5-12 gallons of water per day depending on humidity and temperature levels. AWG units are self-contained and need only a power source to produce clean drinking water throughout the day. Residential/office AWG units can take the place of bottled water dispensers, eliminating the need for replenishment and storage of bottles.

The second type of AWG unit has commercial and industrial applications. These AWG’s are capable of producing from 83 to more than 3,500 gallons of potable water each day. Industrial units can be used in military, industrial, commercial, humanitarian, and disaster relief applications. The commercialization of industrial AWG units remains under development.

Reverse Osmosis

The Company also manufactures Reverse Osmosis (“RO”) units. RO is a process by which water is purified utilizing a semi-permeable membrane thereby removing impurities and minerals. RO requires four gallons of water for every one gallon of purified water it produces. Hendrx stand alone dispensers and models installed under sink units on the market.

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

Alkaline Ionic Water

The Company manufactures Alkaline Calcium Ionic Water dispensers, units designed to ionize water, which can facilitate a myriad of benefits. These units are similar to Reverse Osmosis units in that they use tap water as their main source.

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

Products

Designed with our customers first and foremost in mind, all Hendrx’s products feature high-technology design and elegance combined with user-friendly, sensible functionality. As a pioneer in the atmospheric water industry, Hendrx has applied its experiences and knowledge in the design and engineering of all our products over the last few years. All products use quality components to ensure trouble-free operation. Each of our products includes the following features:

  Advanced water filtration and purification systems;
  Digital-wide screens dynamic display for convenience and ease-of-use;
  Electronic sensors that turn certain functions of the machines “on” and “off” automatically;
  Microcomputers to control many functions of the machines and ensure the machines’ smooth and trouble-free operations;
  Venturi fans for noise control and quiet operation;
  Proprietary activated carbon filters for purity and taste;
  Germicidal UV Sterilization to eliminate bacteria and other organisms;
  Cool, warm, & hot water outputs; and
  Dow Chemical reverse osmosis filters.

Hendrx’s products, which are manufactured in China under the strictest quality guidelines, include:

The Rainmaker

A multi-functional machine, the Rainmaker is a water generating AWG, dehumidifier, and air filter designed to fit on the countertop. The Rainmaker includes the following features:

  Allows for a water supply independent of local government supplier;
  Functions as an air cleaner;
  Can be used in a number of environments, including the home, office, hospitals, on boats, and in schools;
  Extremely cost efficient – about 10% of the cost of bottled water;
  100% chemical free water creation;
  ASMI stainless steel components; and
  We demonstrate our commitment to quality with a one year warranty on parts and labor.

The Hendrx

The Hendrx is a full sized AWG designed for the average household or office. The features of the Hendrx are similar to those of the Rainmaker, except that it is a floor standing unit with higher storage capacity. Features include:

  Full size water generator capable of producing up to 29 liters of fresh water per day;
  Three dispensers for hot, warm, and cold water; and
  Unit is mounted on rollers and can easily be moved from room to room.

The Osmo

The Osmo is a unit using the Reverse Osmosis process in a 5-stage filtration system. The Osmo’s features include:

  UV lamp sterilization;
  FDA approved materials;
  Overheat protection;
  Provides hot, warm, and cold water;
  Micro-computer control system; and
  Available in counter and floor models.

The Ionic

An upright model similar to the Osmo, the Ionic produces Ionized water using tap water as its main source.

OEM Products

The Company currently manufactures atmospheric water generators for two original equipment manufacturers in the United States and one in Lebanon. The products are manufactured under the following brands:

  The Aqua Maker M-10 which is manufactured for Houston based Aqua Maker. The product is an upright model for which Hendrx supplies the atmospheric water generator based on Aqua Maker’s design; and
  The SOHO which is manufactured for Florida based Air Water Corporation.
  The Waterex or WR-2 is manufactured for the Librex Group S.A.L. based in Beruit, Lebanon.

Products in Development

In order to remain a leader in the atmospheric water industry, The Company is in various stages of development for additional innovative products. The following are products are currently in advanced stage of development:

  The Uti – a multi-functional unit that includes an air conditioner, space heater, dehumidifier, air purifier, water purifier, and AWG;
  The Desalinator – a portable machine capable of converting sea water into fresh drinking water;
  The Aquarius 10 – a top of the line residential/office upright atmospheric water generator featuring a 10-gallon stainless steel storage tank and more durable design. Hendrx intends to initially assemble the Aquarius 10 in the United States; and
  The Big Blue – these are commercial and industrial AWGs capable of producing between 83 gallons and 3,500 gallons of drinking water per day.

The Company also produces a host of other small water purification devices including carbon filtration systems similar to the “PUR” and “Britta” brands.

Capacity

The Company has approximately 200 skilled employees at its manufacturing plant in Fujian, China with a production capacity of more than 200,000 AWG units, RO devices, and Alkaline Calcium Ionic Water devices annually. The Company is currently exporting these products through 11 distributors to over 40 countries including the United States, Australia, Italy, Saudi Arabia, Israel, Lebanon, Malta, Singapore, and India. The Company has coordinated a network of international distributors and is licensing specific geographical territories on a sales performance basis.

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

  have a broad range of products;

  have a broad range and well developed distribution channels. We have established numerous contacts with highly qualified distributors and wholesalers worldwide during the past 5 years;

  have manufacturing efficiencies to keep product quality high and cost of production low; and

  continue in our R&D practices and keep numerous productions under development.

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

Residential/Office Models

  Hyflux (www.hyflux.com) is a publicly traded company based in Singapore. Hyflux’s main business is in extremely large-scale water filtration and purification through membrane technology such as reverse osmosis and desalination. In January 2003, they announced that they had purchased a portion of a US company, Worldwide Water/Air2Water, and also entered into a licensing agreement to manufacture air to water generators. Hyflux’s air to water generator, the Dragonfly, closely resembles the Hendrx unit both in size, appearance and specifications. Hyflux contracted the manufacturing of the Dragonfly units to a multi-billion dollar appliance manufacturer located in Qing Dao, China, called Haier.

  Strengths: Being a public company with large water treatment and purification projects throughout Asia amounting to over $1 billion annually and having the Singapore Government’s unwavering support makes Hyflux a formidable competitor in the business.

  Weaknesses: Hyflux has not fully penetrated the air to water industry since the Dragonfly, time and again, has seen its formal launch into the market delayed.

  With almost all of the company’s revenues made by carrying out massive government water treatment and purification projects, Hyflux does not appear to spend much of its resources or focus its efforts on the air to water industry. However, because of the future of the Dragonfly model, we regard them as a main competitor.

  Dong Yang Co. Ltd., (www.dywater.net) is based in Kimpo, South Korea. The company has been involved with the manufacturing of residential/office water purification devices using Reverse Osmosis for 20 years. They entered the AWG water industry in 2002 with an upright full size unit known today as the M-10. This unit is 50% larger in size than the full-sized Hendrx unit.

  Strengths: The M-10 is well built and uses high-quality Korean components. The company has 20 years of experience in water purification and water filtration.

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

  Wataire’s full-sized upright AWG, called the WII-4010, also closely resembles the Hendrx. According to the website, Wataire’s manufacturing facility is located in Sydney, Australia. Additionally, Wataire also offers industrial/commercial water generators.

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

We must allocate sufficient funds to our research and development programs. We plan to establish a separate research and development facility in the United States. The facility’s responsibilities will include:

	•	Developing prototypes of new and innovative atmospheric water generators for other sectors of the target market such as the marine sector;
	•	Researching the commercial viability of other innovative and unique technologies that could be integrated to the products; and
	•	Improving upon existing product lines to make them more efficient and competitively priced.

2.	Focus on “industry pioneer” status to remain ahead of the competitions.

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

Competitive Advantages

Although the sectors being targeted by Hendrx may appear to be crowded, the simple fact remains that none of these companies have capabilities – manufacturing, design, and distribution – to the extent realized by Hendrx. These distinctions and their tremendous advantages enable superior products and infrastructure and separate us from our competitors.

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
  The market is dominated by a small number of large companies;
  The industry has come under scrutiny with regard to water quality;
  Consumers are looking for alternative sources of high quality, fresh drinking water;
  Demand for fresh water by the world’s population is much higher than available supply - the United Nations predicts that at the current rate, the supply for fresh ground water will be severely stressed by the year 2025; and
  The market potential for AWG technology is estimated at hundreds of millions of dollars worldwide, with a growth of 12-15% per year.

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

  Large scale water purification projects;
  Desalination projects;
  Point of Entry/Point of Use;
  Reverse Osmosis;
  Water Softeners;
  Delivered Water; and
  Bottled Water.

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

Since our inception in 1998, our expenses have significantly exceeded our revenue, resulting in continuing losses and an accumulated deficit of $5,924,741 at December 31, 2006. During fiscal 2006 we recorded a net loss of $2,974,186. We believe that may continue to incur operating losses until such time as we realize the benefits of our recently revamped marketing and sales plans.

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

Hendrik Tjandra a director and chairman of the board of Hendrx since 16 December, 2004 resigned as a director (without notice) on March 30, 2007. Our continued operation will be largely dependent upon the efforts, knowledge and abilities of our management team. A loss of management’s strategic vision and the core of the team would be a hindrance to our prospects and success. Our future success also will depend in large part upon Hendrx’s ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives.

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

Our business is largely dependent on a limited number of customers

For the year ended December 31, 2006, one customer, Librex Group S.A.L., accounted for approximately 33% of our net sales. We do have a contract with this customer though all of sales to them are made through purchase orders for OEM product. The loss of this customer, including through an acquisition, other business combination or their loss of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose our major customers or a substantial portion of our business with one or more major customers. If we do not sell products to customers in the quantities anticipated, or if a major customers reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operations could be harmed. Any termination of our relationship with, or significant reduction or modification of the products we manufacture for Librex would materially reduce our revenue.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management's assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management's report is fairly stated or they are unable to express an opinion on our management's evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. Hendrx files all of its required information with the Commission

The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: www.sec.gov.

Employees

Hendrx currently has 197 full time employees, 194 of which are located in the Peoples Republic of China and 3 of which (management) are located in both the United States and Canada. Hendrx also relies on the services of consultants, attorneys, and accountants as necessary, to satisfy public disclosure requirements and to pursue Hendrx’s business plan.

ITEM 2.           DESCRIPTION OF PROPERTY

Our principal executive offices are located at Suite #2610-1066 West Hastings Street in Vancouver, British Columbia, Canada. The office space is comprised of approximately 1000 square feet for which we pay $2,257 per month on a two months lease.

Hendrx owns office and manufacturing space located in Fujian, China. The office space is 100,000 sq ft, the manufacturing space is comprised of the existing 250,000 sq ft production facility and a recently completed 25,000 sq ft manufacturing facility, in addition to an employee residence that totals of 100,000 sq ft.

ITEM 3.           LEGAL PROCEEDINGS

Worldwide Water, LLC

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“WWL”) against a number of defendants, including Hendrx, in the Superior Court for the County of Los Angeles, State of California, case no SC088178 for contractual fraud and patent infringement. The complaint alleges that an agreement between WWL and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with Fujian Yuxin Electronic Equipment Co. Ltd., a wholly owned subsidiary of Hendrx, to manufacture atmospheric water generators (“AWGs”), on an original equipment manufacturer (OEM) basis, that allegedly infringe WWL’s patents. WWL’s suit seeks damages of $1,000,000 from the defendants, including Hendrx, in addition to accrued interest and costs. Hendrx did not enter an appearance in this action. On March 17, 2006 a default judgment was entered against Hendrx. As at the date of this filing this judgment has not been set aside. Hendrx is attempting to retain and instruct counsel to have the default judgment vacated or to reopen the case and respond to the allegations on their merits. Hendrx denies that it is culpable. Hendrx cannot give any of assurance that it will be successful in its opposition to the plaintiffs claim and may be compelled to pay all or part of any judgment against it. . Even if Hendrx is a successful in having the default judgment set aside or the case reopened it will face the cost of litigation and may ultimately be unsuccessful.

Seymour Water, Inc.

Legal proceedings were initiated on June 2, 2006 by Seymour Water, Inc. (“Seymour”) against Hendrx, in the Supreme Court of British Columbia, Vancouver Registry, Action No. S063600 for an alleged breach of contract purportedly instigated by Yuxin. The complaint alleges that an agreement between Seymour and Yuxin was contravened when Yuxin delivered equipment to Seymour that was unfit for the purpose of intended use. Seymour’s suit seeks damages of approximately $100,000 from Hendrx in addition to accrued interest and costs. Hendrx denies any culpability or liability in this matter and has filed pleadings and motions in response to the complaint that it believes will ultimately cause Hendrx to succeed in defending this position.

H2O Liquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by H2OLiquidair of Florida, LLC, a Florida LLC, (“H2L”) against a number of defendants, including Fujian Yuxin Electronic Equipment Co. Ltd. (“Yuxin”) a wholly owned subsidiary of Hendrx and Hendrx Corp., in the United States District Court for the Southern District of Florida, Miami Division, Case No. 06-cv-22591-Seitz, for breach of contract, defective products and interfering by competing in its territory. The complaint alleges that several agreements entered between H2L and Yuxin during the years 2001 and 2002 to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly failed to perform when delivered in 2002. H2L’s suit seeks monetary damages from the defendants, including Hendrx, in addition to accrued interest and costs.. Hendrx did not enter an appearance in this action. On January 23, 2007 a default judgment was entered against Hendrx and its subsidiary Fujian Yuxin Electronic Equipment Co., Ltd. As at the date of this filing this judgment has not been set aside. A final order of default has not been entered. Hendrx is attempting to retain and instruct counsel to have the default judgment vacated or to reopen the case and respond to the allegations on their merits. Hendrx denies any culpability or liability in this matter. Hendrx cannot give any assurance that it will be successful in its opposition to the plaintiffs claim and may be compelled to pay all or part of any judgment against it. Even if Hendrx is a successful in having the default judgment set aside or the case reopened it will face the cost of litigation and may ultimately be unsuccessful.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Hendrx’s common stock is traded on Over the Counter Bulletin Board under the symbol “HDRX.OB”.

The table below sets forth the high and low prices for Hendrx’s common stock for each quarter of 2006 2005. Certain stock prices have been adjusted to reflect a one for fifteen (1:15) forward split that was effected on December 15, 2004. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Quarter Ended	High	Low
2006	December 31	$0.32	$0.28
	September 30	$0.83	$0.78
	June 30	$1.15	$1.10
	March 31	$1.50	$1.42
2005	December 31	$5.03	$2.01
	September 30	$5.60	$4.50
	June 30	$7.05	$4.80
	March 31	$5.25	$3.20

Record Holders

As of March 30, 2007, there were 377 shareholders of record holding a total of 37,238,067 shares of common stock. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

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

ITEM 6.           MANAGEMENT’S DISCUSSION AND ANALYSIS

This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below and the subsection entitled "Risk Factors" above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

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

  Increase revenues through sales;
  Increase revenues through higher profit margins;
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

  To determine ideal geographical markets;
  To obtain and sign as many distributors as possible in the selected geographical targets;
  To develop as sound marketing plan;
  To increase Hendrx’s brand and product awareness;
  To saturate the market;
  To increase revenues through sale and acquisitions; and
  To develop a retail market campaign.

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

The directors of the Company through the financial statements have become aware of certain actions taken by Hendrik Tjandra and his management of the affairs of FuJian Yuxin Electronic Equipment Co., Ltd. The CEO and other directors have made inquiries of Mr. Tjandra concerning the accounting policies of the subsidiary, the transfer of money to a related parties (see Auditor’s note #17) and the subsidiary’s compliance with the terms of the share purchase agreement ( see Auditor’s notes # 9 and 10). It appears that Mr.Tjandra has resigned as chairman of the board, at least in part, as a response to these inquiries.

RESULTS OF OPERATIONS

Hendrx’s financial statements are stated in U.S. dollars in accordance with US GAAP and are consolidated with the financial statements of Eastway and Yuxin for the periods ended December 31, 2006, and 2005. During the period ended December 31, 2006, Hendrx was engaged in the research and development, manufacturing and marketing of AWG units from Fujian, China. Hendrx expects that over the next twelve months it will embark on a comprehensive marketing plan for the sale of AWG units while focusing on innovation through research and development.

As at December 31, 2006, Hendrx realized a net loss of $2,974,186 from operations.

Results of Years Ended December 31, 2006 and 2005

Gross Revenue

Gross revenue for the twelve month period ended December 31, 2006 was $2,247,678 from $4,471,240 for the comparable period ended December 31, 2005. The decrease in gross revenues over the comparative 12 month periods can be attributed to a renewed focus on the development and introduction of improved products prior to the implementation of an expanded marketing strategy. Assuming the efficiencies in manufacturing and quality control can be met by FuJian Yuxin Electronic Equipment Co., Ltd. or other locations Hendrx expects that gross revenues will increase over the next twelve months as product improvements are implemented and marketing efforts are expanded.

Net Losses

Net losses from operations for the twelve month period ended December 31, 2006 were $2,974,186 from a net loss of $2,950,555 for the twelve month period ended December 31, 2005. The increase of net loss over the comparative 12-month periods can be attributed to higher general and administrative costs by $240,000 and 1 million losses on litigation. Hendrx expects to further reduce net losses over the next twelve months as revenues increase.

Expenses

Cost of goods sold for the twelve month period ended December 31, 2006 was $2,236,862 compared to $3,724,235 for the twelve month period ended December 31, 2005.

Selling expenses were $302,427 for the twelve month period ended December 31, 2006 and $376,312 for the comparable twelve month period ended December 31, 2005.

General and administrative expenses for the twelve month period ended December 31, 2006 decreased to $1,494,5163 from $2,985,760 for the comparable twelve month period ended December 31, 2005.

Hendrx’s depreciation and amortization expenses for the annual periods ended December 31, 2006 and 2005 were $257,704 and $643,612, respectively.

Liquidity and Capital Resources

Cash flow used in operations for the twelve month period ended December 31, 2006 was $1,611,738 as compared to cash flow provided by operations of $923,467for the comparable period ended December 31, 2005. Hendrx expects to continue to use cash flow in operations over the next twelve months as cash flow is used for research and development, product improvement, and expanding our marketing strategy.

Cash flow used in investing activities for the twelve month period ended December 31, 2006 was $346,082 as compared to $4,434,082 for the year ended December 31, 2005. Investment activities in 2005 can be primarily attributed to the acquisition of Yuxin and the expansion of our plant in China and purchase of manufacturing equipment. Hendrx expects that cash flow used in investing activities will increase over future periods as we expect to open other assembly plants and more is spent on product improvement.

Cash flow produced by financing activities was $55,312 for the year ended December 31, 2006 as compared to $6,583,452 used in financing activities for the year ended December 31, 2005. Cash flow produced by financing activities in 2005 was comprised of a series of private placements of our common stock at prices ranging from $1.50 to $1.51 per share. Hendrx raised a total of $7,964,250 from the placements. Proceeds were used to satisfy outstanding obligations to Hendrik Tjandra, the chairman of our board of directors for amounts due as the result of the purchase and sale of Yuxin, the construction of additional manufacturing space in China, research and development, product improvements and marketing. Hendrx expects that cash flow will continue to be produced from financing activities in 2007 as management anticipates new debt or equity financing to move the company’s business plan forward.

The Company has bank loans of $2,532,991 that are guaranteed by Fujian Tienyu Steel Products Co., Ltd., a company owned by the chairman of Hendrx. Yuxin, in return, guarantees Tienyu’s bank loans of $4,292,020. The bank loans are short term and must be renewed on a staggered basis annually. Management intends to terminate the mutual guarantees as soon as is possible.

Hendrx had a working capital deficit of $1,479,240 as of December 31, 2006 and has funded its cash needs from revenue and debt and equity financing provided by banks and other unrelated parties. Hendrx anticipates that cash flows from future revenues and debt or equity placements are expected to be sufficient to fund operations in 2007. However there can be no assurance that Hendrx will generate sufficient cash flows from revenue or debt or equity placements to fund current operations. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

Hendrx adopted a Stock Option and Compensation Plan (“Plan”) on March 12, 2005. Under the Plan, Hendrx may issue stock, stock appreciation rights, or grant options to acquire Hendrx's common stock to employees of Hendrx or its subsidiaries. The board of directors, at its own discretion may also issue stock, stock appreciation rights or grant options to other individuals, including consultants or advisors, who render services to Hendrx or its subsidiaries. Hendrx granted of 350,000 options with an exercise price of $1.50 for a period of five years to all the then current members of the board of directors as of March 12, 2005.

Hendrx, except in respect to the grant of stock options, has no defined benefit plan or contractual commitment with any of its officers or directors.

Hendrx has no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by manufacturing personnel, unless the holding period is determined to be less than 45 days.

Hendrx has plans to make significant changes in the number of employees as necessary.

Income Tax Expense (Benefit)

The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax liability associated with any net earnings will be offset by deferred tax assets related to the net operating loss carryforwards of Hendrx. A valuation allowance has been recorded for the remaining amount of net deferred tax asset due to the uncertainty surrounding its ultimate realization.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

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

  our anticipated financial performance and business plan;
  the sufficiency of existing capital resources;
  our ability to raise additional capital to fund cash requirements for future operations;

  uncertainties related to the acceptance of Hendrx’s current and future products;
  the ability of Hendrx to achieve and maintain sufficient revenues to fund operations;
  the volatility of the stock market and;
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

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2006 and 2005 included in this Form 10-KSB, Hendrx discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Hendrx believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements (confirm with auditor)

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the over funded or under funded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’

Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Corporation’s fiscal year ending 31 December 2007. This adoption of this statement is not expected to have a significant effect on Hendrx’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Corporation for fair value measurements and disclosures made by the Corporation in our fiscal year beginning on 1 January 2008. We are currently reviewing the impact of this statement. In March 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. This adoption of this statement is not expected to have a significant effect on Hendrx’s future reported financial position or results of operation.

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

Going Concern

Hendrx’s auditor has expressed concern as to Hendrx’s ability to continue as a going concern as a result of conditions recurring losses, limited revenue-generating activities and a working capital deficiency of $1,4079,240 as of December 31, 2006. Hendrx’s ability to continue as a going concern is subject to the ability of Hendrx to increase net income and obtain funding from outside sources. Management’s plan to address Hendrx’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of Hendrx’s securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow Hendrx to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7.           FINANCIAL STATEMENTS

Hendrx’s audited financial statements for the periods ended December 31, 2006 and 2005 are attached hereto as F-1 through F-27. Yuxin’s audited financial statements for the periods ended December 31, 2004, 2003, and 2002 are incorporated herein by reference as Exhibit 99 (i).

Hendrx Corp.
(Formerly known as “Starsoft, Inc.”)
Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Hendrx Corp.

     We have audited the accompanying balance sheet of Hendrx Corp. as of December 31, 2006 , and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hendrx Corp. at December 31, 2006 , and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Hendrx Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Hendrx Corp. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
March 11, 2007

HENDRX CORP.
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,
Assets	2006	2005
Current Assets
Cash (Note 2)	$29,198	$1,733,580
Accounts receivable	340,752	344,877
Value Added Tax Refundable	62,151	131,692
Inventories (Note 4)	1,892,506	1,828,845
Due from related parties (Note 9d)	6,353	20,784
Prepaid expenses	-	2,500
Total Current Assets	2,330,960	4,062,278
Property, Plant and Equipment-Net (Note 6)	5,826,460	5,885,734
Other assets
Long term loan Receivable (Note 16)	108,903	105,284
Intangible assets-Net (Note 5)	2,684,427	2,898,744
Goodwill (Note 3)	31,854,137	31,854,137
Total Other Assets	34,647,467	34,752,881
Total assets	$42,804,887	$44,806,177
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable (Note 8)	$969,635	$829,768
Accrued liabilities	-	11,332
Accrued wage benefits (Note 11)	35,194	31,109
Short term bank loans (Note 10)	2,523,991	2,593,734
Due to related parties (Note 9e)	281,380	680,111
Total Current Liabilities	3,810,200	4,146,054
Contingent Liability Commitment (Note 12)	1,000,000	-

Total Liabilities	4,810,200	4,146,054
Stockholders' Equity
Capital stock (Authorized: 350,000,000)
(Issued and outstanding: 37,238,067
(December 31, 2005: 37,238,067))
Par value $0.001	37,238	37,238
Additional paid in capital	43,196,066	43,196,066
Other Comprehensive Income	652,170	343,420
Retained (Deficit) Earnings	(5,890,787)	(2,916,601)
Total stockholders’ equity	37,994,687	40,660,123

Total liabilities and stockholders’ equity	$42,804,887	$44,806,177

Commitments: Note 3 and 10; Going Concern: Note 1; Guarantees: Note 10

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

HENDRX CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)

	Year Ended
	December 31,
	2006	2005

Revenue	$2,247,678	$4,471,240
Cost of Goods Sold	2,236,862	3,724,235
Gross Profit	10,816	747,005
Selling Expenses	302,427	376,312
General and administrative expenses	714,039	954,761
Stock Based Compensation Expenses	-	1,764,000
Contract services	211,797	143,207
Salaries and wages	209,977	185,299
Total Expenses	1,438,240	3,423,579
Income (Loss) from Operations	(1,427,424)	(2,676,574)
Other Income or Expense
Other expense	(3,706)	-
Interests expense	(184,703)	(265,294)
Impairment Intangible Assets	358,350	-
Litigation losses	(1,000,000)	-
Profit (Loss) before Income taxes	(2,974,186)	(2,941,868)
Income taxes	-	(8,687)
Net profit (loss) for the year	$(2,974,186)	$(2,950,555)
Net (Loss) per common shares Basic & Dilutive	(0.08)	(0.08)
Weighted Average Shares Outstanding	37,238,067	36,146,857
Other Comprehensive Income
Foreign Currency Translation Adjustments	308,750	343,420
Comprehensive Income (Loss)	$(2,665,436)	$(2,607,135)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

HENDRX CORP.
Consolidated Statement of Stockholders' Equity
For the Period January 1, 2005 through December 31, 2006
(Expressed in US Dollars)

		Par Value	Additional	Retained	Other
	Common	@ $0.001	Paid-in	Earnings	Comprehensive	Stockholders'
	Shares	Per Share	Capital	(Deficit)	Income	Equity

Balance, December 31, 2004	31,800,000	31,800	34,129,400	33,954		34,195,154

Shares issued for cash	5,303,667	5,304	7,958,946			7,964,250

Shares issued for employees for

past service wage costs	134,400	134	517,306			517,440

Stock issue cost			(1,173,586)			(1,173,586)

Foreign currency translation adjustment					343,420	343,420

Stock-based compensation			1,764,000			1,764,000

Net loss for year ended December 31, 2005				(2,950,555)		(2,950,555)

Balance, December 31, 2005	37,238,067	37,238	43,196,066	(2,916,601)	343,420	40,660,123

Foreign currency translation adjustment					308750	308,750

Net loss for the period ended December 31, 2006				(2,974,186)		(2,974,186)

Balance, December 31, 2006	37,238,067	$37,238	$43,196,066	$(5,890,787)	$652,170	$37,994,687

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

		Year Ended
		December 31,
		2006		2005
Operating activities
Adjustments to reconcile net income (loss) to net cash	$		$
Net losses		(2,974,186)		(2,950,555)
Amortization and depreciation		257,704		643,612
Impairment of intangible assets		358,350
Stock-based compensation		-		1,764,000
Changes in operating assets and liabilities
Accounts receivable		4,125		67,847
VAT Refundable		69,541		(131,692)
Inventories		(63,661)		(850,469)
Prepaid expenses		2,500		83,784
Advances to customers		(468,731)		(20,784)
Accounts payable		213,952		459,458
Accrued liabilities		(11,332)		11,332
Contingent liability		1,000,000		-
Total funds from (used in) operating activities		(1,611,738)		(923,467)
Investing activities
Cash paid for note receivable		(3,619)		9,668
Cash paid for Property, plant and equipment		(20,643)		(943,750)
Cash paid for Intangible assets		(321,820)		-
Payment on purchase of subsidiary		-		(3,500,000)
Total funds from (used in ) investing activities		(346,082)		(4,434,082)
Financing activities
Principal payment on bank loan		(69,743)		(887,323)
Advances from related parties		14,431		680,111
Share capital issued for cash		-		7,964,250
Stock Issue Cost		-		(1,173,586)
Total funds from (used in) financing activities		(55,312)		6,583,452
Cash, increase during the year		(2,013,132)		1,225,903
Foreign exchange		308,750
Cash, beginning of the year		1,733,580		507,677

Cash, end of the year		$29,198		$1,733,580

Supplementary cash flow information
Cash paid for income taxes		$-		$8,687
Cash paid for interest		$184,703		$197,428
Non cash financing and investing transactions:
Shares issued for accrued wage benefits		$-		$517,440
Stock Based Compensation		$-		$1,764,000
Other Comprehensive Income		$308,750		$343,420

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $1,479,240 at December 31, 2006 and a net loss of $2,974,186 for the year then ended. The Company might not have sufficient work capital for the next twelve months and is dependent on financing to continue operation. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

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

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128. Earnings Per Share which simplifies the computation of earnings per share requiring the restatement of all prior periods.

Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive 350,000 stocks on diluted earnings per share are excluded from the calculation.

Long-lived assets

The Company adopts SFAS 144 “Accounting for the impairment or disposal of long-lived assets.” The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its expected undiscounted cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset.

Capital assets and depreciation

Capital assets are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value. Depreciation expense for the years ended December 31, 2006 and 2005 are $79,917 and $71,767, respectively.

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

Account Receivables

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of clients; governmental agencies or credit lines of the client. Management has determined that allowance for bad debt will be based on a percentage of aged receivables. Allowance for bad debt at December 31, 2006 is estimated to be $0.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Asset Retirement Obligations

Legal obligations associated with the retirement of tangible long-lived assets are recorded as liabilities. The liabilities are calculated using the net present value of the cash flows required to settle the obligation. A corresponding amount is capitalized to the related asset. Asset retirement costs are charged to earnings in a manner consistent with the depreciation, depletion and amortization of the underlying asset. The liabilities are subject to accretion over time for changes in the fair value of the liability through charges to accretion which is included in cost of sales and operating expenses.

It is possible that the Company’s estimates of its ultimate asset retirement obligations could change as a result of changes in regulations, the extent of environmental remediation required, the means of reclamation or cost estimates. Changes in estimate are accounted for prospectively from the period the estimate is revised.

Research and development

Research and development costs, which include the cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred. The costs incurred were $21,536 and $6,634 in 2006 and 2005 respectively.

Intangible assets and amortization

Land use rights

The subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd., entered into an agreement on May 15, 1995 for land use rights with Fujian Fuqing Land Management Bureau for a 50 year period. These rights are recorded at the appraised value at the date of acquisition and amortized over a maximum period of 40 years.

Patents

The Company owns patents of atmospheric water generation (“AWG”) registered in the People’s Republic of China under number P200304823. The subsidiary utilizes patents under licenses that are registered in the United States under the numbers 5,106,512, 5,149,466, 5,203,989 and 5,366,705.

The patents are recorded at the appraised value at the date of acquisition and amortized over 15 years.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

The Board of Directors of the Company have considered the above factors and believed the implied fair value of Yuxin to be in excess of its carrying amount, therefore, the goodwill associated with Yuxin is considered to not be impaired.

Financial instruments

The company’s financial instruments consist of cash, accounts receivable and current liabilities. Unless otherwise noted, it is management’s opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Segmented information

The Company’s identifiable assets are all located in China except cash of $9,301 in Canada and cash of $438 in Switzerland and fixed assets of $3,435 in Canada. Revenue on a geographical basis is disclosed in Note 12, below.

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

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (Cont’d)

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Corporation’s fiscal year ending 31 December 2007. This adoption of this statement is not expected to have a significant effect on Hendrx’s future reported financial position or results of operations.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Corporation for fair value measurements and disclosures made by the Corporation in our fiscal year beginning on 1 January 2008. We are currently reviewing the impact of this statement.

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g. 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securities financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest only strips and principal only strips are not subject to the requirements Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Hendrx’s results of operations or financial position.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

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

(d)

the issuance on closing of 12,720,000 common shares to Hendrik equal to 40% of the issued and outstanding shares of HENDRX Corp., which have been issued, are held in escrow as collateral for the acquisition to insure various terms are ultimately completed before release to Hendrik.

(e)

an earn-out bonus to the Principals, in equal shares, the number of shares required to bring the principals’ aggregate holding of shares in the capital of HENDRX Corp. up to 51% within 30 days after the release and publication of HENDRX Corp.’s audited financial statements for the first fiscal year in which the gross revenue, on a consolidated basis, exceeds $15,000,000 related to atmospheric water generators.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 3.	ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD. (Cont’d)

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

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 3.	ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD. (Cont’d)

There is goodwill on the acquisition, computed as follows:

Assets Acquired
Current Assets	$1,973,259
Fixed Assets	5,071,568
Intangible Assets	3,069,352
Total Assets	10,114,179
Liabilities Assumed
Current Liabilities	4,378,116
Net Equity	5,736,063
Consideration issued, as above	37,590,200
Goodwill, on acquisition	$31,854,137

The acquisition agreement was signed on December 16, 2004. Net profit from the operations of the subsidiary of Fujian Yuxin Electronic Equipment Co., Ltd. is included in these financial statements from the date of acquisition.

Note 4.	INVENTORIES

	December 31,
	2006	2005
Finished goods	$379,674	$419,439
Raw materials	815,442	1,196,968
Work -in-process	697,390	212,438
Total	$1,892,506	$1,828,845

Note 5.	INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION

December 31, 2006		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,788,410	$342,076	$1,446,334
Patents	2,060,759	822,666	1,238,093
Total	$3,849,169	$1,164,742	$2,684,427

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

December 31, 2005		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,560,931	$405,642	$1,155,289
Patents	2,068,390	324,935	1,743,455
Total	$3,629,321	$730,577	$2,898,744

Amortization expenses for the years ended December 31, 2006 and 2005 are $177,787 and $168,363, respectively.

Note 6.	PROPERTY, PLANT AND EQUIPMENT

December 31, 2006		Accumulated
	Cost	Depreciation	Net
Buildings	$3,015,392	$700,834	$2,314,558
Manufacturing machinery and equipment	4,413,280	1,232,346	3,180,934
Transportation equipment	302,267	113,548	188,719
Electronic equipment	96,449	74,884	21,565
Leasehold improvement	18,377	2,714	15,662
Office equipment	76,336	54,028	22,309
Construction in progress	82,714	-	82,714
Total	$8,004,814	$2,178,354	$5,826,460

December 31, 2005		Accumulated
	Cost	Depreciation	Net
Buildings	$2,519,270	$550,431	$1,968,839
Manufacturing machinery and equipment	4,403,477	767,862	3,635,615
Transportation equipment	284,973	87,709	197,264
Electronic equipment	85,559	57,835	27,724
Leasehold improvement	17,436	1,046	16,390
Office equipment	64,653	43,875	20,778
Construction in progress	19,124	-	19,124
Total	$7,394,492	$1,508,758	$5,885,734

Depreciation expenses for the years ended December 31, 2006 and 2005 are $79,917 and $71,767, respectively.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 7.	COMMON STOCK BASED COMPENSATION

Authorized

350,000,000 voting common shares at par value of $0.001 per share

Net Loss Per Share

Basic and diluted weighted average numbers of shares outstanding for the year ended December 31, 2006 are as follows:

	Year Ended
	December 31,
	2006	2005
Numerator-Basic / Diluted
Net loss available for common stock	2,974,186	2,941,868
Weighted average number of shares
(after forward split)
Basic	37,238,067	36,146,857
Diluted	37,238,067	36,146,857
Net Profit (Loss) per share
Basic	$(0.08)	$(0.08)
Diluted	$(0.08)	$(0.08)

350,000 Stock Options outstanding at December 31, 2006 are excluded from fully diluted Net Profit (Loss) per share due to anti-dilution.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 7.	COMMON STOCK (Cont’d)

Stock Options / Stock Based Compensation

Stock options outstanding at December 31, 2006:

Options Outstanding
	Weighted-
Number	Average		Number	Number
Outstanding at	Remaining		Exercisable at	Exercisable at
December 31,	Contractual	Exercise	December 31,	December 31,
2006	Life (years)	Price	2006	2005
350,000	3	$1.50	--	--

The fair value of these options was determined using the Black-Scholes option pricing model, recognizing forfeitures as they occur, using the following assumptions:

Options outstanding	350,000
Stock price	$5.80
Risk free interest rate	4.50%
Expected volatility	745%
Expected dividend yield	$0

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

Stock based compensation expensed for the year ended December 31, 2005 was $1,764,000 and is also disclosed as contributed surplus. There were no options granted during 2006.

Note 8.	ACCOUNTS PAYABLE

	December 31,	December 31,
	2006	2005
Accounts payable - trade	$887,609	$825,531
Other payables	152,026	4,237
Total	$1,039,635	$829,768

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 9.	RELATED PARTY TRANSACTIONS

(a) During the year ended December 31, 2006, sales to related parties are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
Related Parties	2006	2005
Hendrik Tjandra	4,263
Total	$4,263	$-

(b) During the year ended December 31, 2006, purchases from related parties are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
Related Parties	2006	2005
Fuqing Huanyu plastic products Co., Ltd.
controlled by sister of Mr. Hendrik Tjandra	$11,350	$16,485
Fuqing Tiansheng Oil Factory
controlled by brother of Mr. Hendrik Tjandra	68,860
Total	$80,210	$16,485

(c) During the year ended December 31, 2006, the Company paid total consulting services of $215,180 to officers and directors.

(d) Balances due from related parties, are as follows:

	Year Ended	Year Ended
	December 31,
	2006	2005
Indonesia PT. Galakst Perkasa	$-	$10,149
Controlled by the Chairman of the Company
Hendrik Tjandra	-	6,343
Fuzhou sales Department	1,316	4,292
Fuqing Yuongxian Pringting Co.,Ltd	5,037
Controlled by sister of the Chairman of the Company
Total	$6,353	$20,784

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 9.	RELATED PARTY TRANSACTIONS (Cont’d)

(e) Balances due to related parties, are as follows

	December 31,
	2006	2005
Fujian Tienyu Steel Products Co. Ltd	155,266	666,215
Controlled by Chairman of the Company
PT.Galakst Perkasa	30,430	12,417
Controlled by Chairman of the Company
Fuqing Huanyu Plastic Products. Co.Ltd	25,683	1,479
Controlled by sister of Chairman of the Company
George Solymar	70,000	-
CEO of the Company
Total	$281,380	$680,111

Note 10.	SHORT TERM BANK LOANS/GUARANTEES

Short-term loans are borrowing from banks. The terms of these short term loans are summarized as follows:

	Interest Rate	December 31,
	(Per Year)	2006	2005
Agricultural Bank of China,
Fuqing Branch	5.55% to 7.344%	$2,139,627	$2,098,279
XingYie Bank,
Fuqing Branch	7.61%	384,364	495,455
Total		$2,523,991	$2,593,734

These short-term loans are secured by the Company’s assets and guaranteed by Fujian Tianyu Steel Products Co., Ltd. owned by the Chairman of Hendrx Corp. Bank interests for the years ended December 31, 2006 and 2005 are $183,365 and $220,518, respectively.

The Company also provides guarantees of bank loans of, Fujian Tianyu Steel Products Co., Ltd., owned by the Chairman of Hendrx Corp, in the amount of $4,292,020 (RMB33,500,000) at December 31, 2006 and $4,790,465 at December 31, 2005.

Bank guarantees and bank loans of Fujian Tianyu Steel Products Co., Ltd., as borrower from the banks, are below:

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 10.	SHORT TERM BANK LOANS/GUARANTEES (Cont’d)

	Bank Loan Payable		Maximum Amount
	Balance at		of Guarantee at
	December 31, 2006		December 31, 2006
	RMB	US$	RMB	US$
Fuqing Agriculture Bank	23,500,000	$3,010,820	23,500,000	$3,010,820
Communication Bank	10,000,000	1,281,200	10,000,000	1,281,200
TOTAL	33,500,000	$4,292,020	33,500,000	$4,292,020

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

	Bank Loan Payable		Maximum	Amount
	Balance at		of G uarantee at
	December 31, 2005		December 31, 2005
	R M B	US$	R M B	US$
Fuqing Agriculture B ank	33,500,000	$4,149,439	33,500,000	$4,149,439
	Hong Kong		H ong Kong
	Dollars		Dollars
X ing C hang B ank	5,000,000	641,026	5,000,000	641,026
TO TAL		$4,790,465		$4,790,465

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

Note 11.	PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at December 31, 2006, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 12.	GEOGRAPHIC INFORMATION

(a) Revenue from customers

	December 31		December 31
	2006			2005
Countries	$	%	$	%
China	135,837	6.04%	91,281	2.04%
United States	166,179	7.39%	202,613	4.53%
United Arab	113,136	5.03%	-	0.00%
Austrilia	1,623	0.07%	42,604	0.95%
Lebanon	745,691	33.18%	2,582,520	57.76%
Malaysia	77,967	3.47%	56,766	1.27%
Saudi Arabia	261,968	11.66%	-	0.00%
Thailand	1,155	0.05%	219,520	4.91%
Israel	594,566	26.45%	543,415	12.15%
India	513	0.02%	279,862	6.26%
Indonesia	(25,449)	-1.13%	436,093	9.75%
Italy	-	0.00%	1,870	0.04%
Canada	-	0.00%	14,696	0.33%
Others	174,492	7.76%	-	-
Total	2,247,678	100.00%	$4,471,240	100.00%

Note 13.	PATENTS

In 2003, Mr. Hendrik Tjandra transferred his patents of atmospheric water generation (“AWG”) to the wholly-owned subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd. These patents are registered in the People’s Republic of China under the number P200304823. The subsidiary utilizes patents under licenses that are registered in the United States under the numbers 5,106,512, 5,149,466, 5,203,989 and 5,366,705.

Based on the appraisal report dated May 20, 2003 by Fujian Huayi Assets Appraisal Co., Ltd., these patents are valued at $2,068,390 (RMB 17,090,000 Yuan) and have been amortized by $324,935 to December 31, 2005.

On December 15, 2006, the Company received an independent appraisal of the patents. The appraiser gave his opinion of the value based on a 5 year projected cashflow analysis, and determined the value to be $1,238,093 (RMB 10,400,000). The net book value was higher than the fair value at December 31, 2006 and was therefore impaired. The company expensed $358,350 as an impairment of the patent to bring the book value in line with the appraisal value.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Note 13.	PATENTS (Cont’d)

The following table represents the total estimated amortization of the Patents for the five succeeding years:

For the Year Ending December 31	Estimated Amortization Expense
2006	$141,118
2007	$141,118
2008	$141,118
2009	$141,118
2010	$141,118

Note 14.	TAXES

The Company has incurred an operating loss in the year ended December 31, 2006 that may be available to offset future taxable income. The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Components of deferred tax assets as of December 31, 2006 and 2005 respectively are as follows:

	As of December 31
	2006	2005
Net operating loss carry forward	$0	$0
Valuation allowance	$0	$0
Net deferred tax asset	$0	$0

The components of current income tax expense as of December 31, 2006 and 2005 respectively are as follows:

	As of December 31
	2006	2005
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$0	$0
Change in valuation allowance	$0	$0
Income tax expense	$-	$-

The Company has operations in China and Canada, neither of which allow for carryfoward of tax losses.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

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

Note 16	LONG TERM LOAN RECEIVABLE

As at December 31, 2006, a subsidiary of the Company has a loan of RMB850,000 or US$ 105,284 (as at December 31, 2004, the loan was RMB950,000 or US$ 114,952) receivable from Hengxing Trading Company. The loan was arranged in August 2002 by the subsidiary in China for business development purposes. This amount is unsecured, yields no interest, with no specific terms of repayment. This loan has been reclassified as a long-term loan as it has been outstanding since 2002. Management expects this loan to be paid in full and accordingly; no allowance for doubtful accounts has been recorded.

Note 17	COMMITMENTS AND CONTINGENTS

Our principal executive offices are located at Suite #2610-1066 West Hastings Street in Vancouver, British Columbia, Canada. The office space is comprised of approximately 1000 square feet for which we pay $2,257 per month on a two months lease.

Worldwide Water, LLC

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“WWL”) against a number of defendants, including Hendrx, in the Superior Court for the County of Los Angeles, State of California, case no SC088178 for contractual fraud and patent infringement. The complaint alleges that an agreement between WWL and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with Fujian Yuxin Electronic Equipment Co. Ltd., a wholly owned subsidiary of Hendrx, to manufacture atmospheric water generators (“AWGs”), on an original equipment manufacturer (OEM) basis, that allegedly infringe WWL’s patents. WWL’s suit seeks damages of $1,000,000 from the defendants, including Hendrx, in addition to accrued interest and costs. Hendrx did not enter an appearance in this action. On March 17, 2006 a default judgment was entered against Hendrx. As at the date of this filing this judgment has not been set aside. Hendrx is attempting to retain and instruct counsel to have the default judgment vacated or to Hendrx denies that it is culpable. Hendrx cannot give any assurance that it will be successful in its opposition to the plaintiffs claim and may be compelled to pay all or part of any judgment against it. Even if Hendrx is a successful in having the default judgment set aside or the case reopened it will face the cost of litigation and may ultimately be unsuccessful. The Company has recorded a $1,000,000 contingent liability to account for the judgment.

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

Seymour Water, Inc.

Legal proceedings were initiated on June 2, 2006 by Seymour Water, Inc. (“Seymour”) against Hendrx, in the Supreme Court of British Columbia, Vancouver Registry, Action No. S063600 for an alleged breach of contract purportedly instigated by Yuxin. The complaint alleges that an agreement between Seymour and Yuxin was contravened when Yuxin delivered equipment to Seymour that was unfit for the purpose of intended use. Seymour’s suit seeks damages of approximately $100,000 from Hendrx in addition to accrued interest and costs. Hendrx denies any culpability or liability in this matter and has filed pleadings and motions in response to the complaint that it believes will ultimately cause Hendrx to succeed in defending this position.

H2O Liquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by H2OLiquidair of Florida, LLC, a Florida LLC, (“H2L”) against a number of defendants, including Fujian Yuxin Electronic Equipment Co., Ltd (“Yuxin”) a wholly owned subsidiary of Hendrix and Hendrx Corp. in the United States District Court for the Southern District of Florida, Miami Division, Case No. 06-cv-22591-Seitz, for breach of contract, defective products and interfering by competing in its territory. The complaint alleges that several agreements entered between H2L and Yuxin during the years 2001 and 2002 to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly failed to perform when delivered in 2002. H2L’s suit seeks monetary damages from the defendants, including Hendrx, in addition to accrued interest and costs.. Hendrx did not enter an appearance in this action. On January 23, 2007 a default judgment was entered against Hendrx and its subsidiary Fujian Yuxin Electronic Equipment Co., Ltd. As at the date of this filing this judgment has not been set aside. A final order of default has not been entered. Hendrx is attempting to retain and instruct counsel to have the default judgment vacated or to reopen the case and respond to the allegations on their merits. Hendrx denies any culpability or liability in this matter. Hendrx cannot give any assurance that it will be successful in its opposition to the plaintiffs claim and may be compelled to pay all or part of any judgment against it. Even if Hendrx is successful in having the default judgment set aside or the case reopened it will face the cost of litigation and may ultimately be unsuccessful. The default judgment was not quantified; therefore, the potential liability is not estimable. Management believes the amount recorded for contingencies is adequate for all potential claims.

The Company provides a one-year product warrantee for service on our product sales. The company’s policy regarding product warrantees is to estimate the liability associated with costs to repair or replace units received on product warrantees. The companies past history of costs associated with warrantee repairs or replacements have not been material. In the future as sales increase, the warrantee liability will become material and the company will record the proper liability.

During the 2005 and 2006 year, Mr.Tjandra authorized various lending and borrowing transaction with companies and individuals who were related to him. These transactions were done without the approval of the board of directors of Hendrx, Corp. These financial statements do not account for any potential contingencies that may arise from these unauthorized transactions. Also the shares being held in escrow in the name of Mr Tjandra from the acquisition of the Fujian Yuxin operation F-6

HENDRX CORP.
Notes to Consolidated Financial Statements
December 31, 2006
(Expressed in US Dollars)

pending various actions to be performed by Mr Tjandra, may be compromised due to non-performance. If these shares are returned to treasury, the recorded value of goodwill could be virtually eliminated.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

On July 21, 2006, Moen and Company (“Moen”), the accountant previously engaged to audit Hendrx’s financial statements resigned, due to retirement of its principal and cessation of auditing by Moen & Company on July 21, 2006 and on August 1, 2006, Hendrx engaged Chisholm, Bierwolf, & Nilson LLC (“CBN”) as the principal accountants to replace Moen. Hendrx’s Board of Directors approved the change of accountants from Moen to CBN.

Moen’s audit reports of Hendrx’s financial statements for the fiscal years ended December 31, 2005 did not contain any adverse opinion or disclaimer of opinion, nor were same qualified or modified as to uncertainty, audit scope, or accounting principles.

During the audit of the fiscal years ending December 31, 2005 since engagement through August 1, 2006, the date of dismissal, Hendrx had no disagreements with Moen in respect to accounting or auditing issues. Had there been any disagreements that were not resolved to the satisfaction, such disagreements would have caused Clyde to make reference in connection with their opinion to the subject matter of the disagreement. Further, during the time period there were no reportable events as such are defined in Item 304(a)(1)(iv) of Regulation S-B.

Prior to the appointment of CBN, neither Hendrx nor anyone on its behalf consulted with CBN regarding the application of accounting principles to a specified transaction, either completed of proposed, or as to the type of audit opinion that might be rendered on Hendrx’s financial statements.

ITEM 8A.         CONTROLS AND PROCEDURES

Hendrx’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Hendrx.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended December 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 8B.         OTHER INFORMATION

Hendrik Tjandra, who was appointed as a director and chairman of the board of directors of Hendrx on December 16, 2004 resigned as a director on March 30, 2007. His position will remain vacant until his successor is appointed, elected and qualified.

PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The following individual constitutes all of Hendrx’s executive officers and directors as of March 31, 2007.

NAME	AGE	POSITION(S) AND OFFICE(S)
George Solymar	68	Chief Executive Officer, Director
Cherry Cai	41	Chief Financial Officer
Hendrik Tjandra	56	Former Director
Nadir Walji	55	Director

George Solymar was appointed as a director of Hendrx on November 5, 2005. Mr. Solymar will serve until the next annual meeting of Hendrx’s stockholders or until his successor is elected and qualified.

Mr. Solymar earned a Mechanical Engineering degree from the University of Copenhagen, Denmark. Mr. Solymar has many years of corporate management experience, most recently at Atomaer Technologies Pty Ltd. from 1998 until 2004. In addition, Mr. Solymar has overseen corporate banking facilities and has experience with Securities and Exchange Commission reporting, shareholder relations and budgetary preparations. Much of Mr. Solymar’s prior work has centered on the identification and negotiation of acquisitions in a myriad of industries including wastewater treatment, commercial aviation, bottled water, electronics and pharmaceuticals. Mr. Solymar worked as the senior project manager for Equus Energy

Corporation from 2003 until the present. During the past five years, Mr. Solymar has worked as an independent consultant.

The appointment of Mr. Solymar to the Company’s board of directors was not based on any prior understanding or arrangement.

Mr Solymar was appointed as Chief Executive Officer on July 11, 2006.

Cherry Cai was appointed as chief financial officer and principal accounting officer of Hendrx on September 29, 2005. Ms. Cai will serve until the next annual meeting of Hendrx’s stockholders or until his successor is elected and qualified.

Ms. Cai graduated from the Institute of Finance Science in China with a Post Graduate Degree in Accounting and from the Beijing Economic Institute with a BA in Economics. From 1993 to 2001 Ms. Cai acted as an Investment Manager of Mahon China Investment Management Limited, a pioneer in China’s private equity sector. In addition, Ms. Cai worked as the assistant general manager for US Conseco Global Investment Ltd., between May 2000 and May 2002 where Ms. Cai provided industrial sector analysis and product market research. She also developed business plans for investments and set up an information data base system. From July 2002 until June 2003 she worked as the general manager of Beijing UNIK Digital Network Co., Ltd., where she worked as an import/export facilitator, human resource coordinator and account manager. She left UNIK to become the executive producer for the development of a television program with the Beijing Skyarc Media Group from July 2003 until March 2004. In August of 2005 she joined the team at Hendrx

Hendrx has not entered into any employment agreement in connection with Ms. Cai’s appointment as chief financial officer and principal accounting officer.

Hendrik Tjandra the appointment of Mr. Tjandra to the Company’s board of directors was coincident with the execution of the Share Purchase Agreement between Hendrx, Eastway Global Investment Limited, Yuxin, Mr. Tjandra and David Tjahjadi on December 16, 2004. Mr. Tjandra resigned as a director on March 30,2007.

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

ITEM 10.           EXECUTIVE COMPENSATION

The following table provides summary information for the years 2006 and 2005, 2004, 2003 concerning cash and non-cash compensation paid or accrued by Hendrx to or on behalf of the chief executive officer at the year ended December 31, 2006, and any other employees to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs (#)	LTIP payouts ($)	All Other Compensation ($)
Robert De Costa*** Former Chief Executive Officer	2006 2005 2004 2003	48,000 16,000 - -	- - -	- - -	- - -	- - -	- - -	- - -
George Solymar****	2006	47,000
Hendrik Tjandra* Former Chief Executive Officer	2006 2005 2004 2003	34,242 31,399 - -	- - -	- - -	- - -	- - -	- - -	- - -
Anthony Lee** Former Chief Executive Officer	2005 2004 2003	49,629 - -	- - -	- - -	- - -	- - -	- - -	- - -

* Hendrik Tjandra was appointed as chief executive officer on April 4, 2005 and resigned as chief executive officer on November 17, 2005.

** Anthony Lee resigned as chief executive officer on April 4, 2005.

*** Robert De Costa resigned as chief executive officer on July 11, 2006.

 **** George Solymar was appointed as chief executive office on July 11, 2006

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 20, 2007 the number and percentage of outstanding shares of common stock which, according to the information supplied to Hendrx, that were beneficially owned by (i) each current director of Hendrx, (ii) each current executive officer of Hendrx, (iii) all current directors and executive officers of Hendrx as a group, and (iv) each person who, to the knowledge of Hendrx, is the beneficial owner of more than 5% of Hendrx’s outstanding common stock. Except as otherwise indicated, the persons named in the table below have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws (where applicable).

Title of Class	Name And Address of Beneficial Owner	Number of Shares	Percent of Class
Common Stock	Robert De Costa Chief Executive Officer 2610-1066 West Hastings Street Vancouver, B.C., V6E 3X2, Canada	100	0.0%
Common Stock	Cherry Cai Chief Financial Officer 2610-1066 West Hastings Street Vancouver, B.C., V6E 3X2, Canada	0	0.0%
Common Stock	Hendrik Tjandra, Former Director Room 1411-23 She On Centre 6-8 Harbour Road Wanchai, Hong Kong 12304, China	12,720,000 [1]	37.5%
Common Stock	Nadir Walji, Director 2610-1066 West Hastings Street Vancouver, B.C., V6E 3X2, Canada	0	0.0%
Common Stock	George Solymar, Director 2610-1066 West Hastings Street Vancouver, B.C., V6E 3X2, Canada	0	0.0%
Common Stock	William Warden, Director 2610-1066 West Hastings Street Vancouver, B.C., V6E 3X2, Canada	0	0.0%
Common Stock	Pictet Funds Tower 42 Level 37 25 Old Broad Street London Ec2N 1HQ United Kingdom	2,000,000	5.4%
Common Stock	Executive Officers and Directors as a Group (10)	12,720,100	37.5%

ITEM 12.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Tjandra’s shares are held in escrow pursuant to the terms of the Share purchase agreement dated December 16 2004.

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

ITEM 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Beierwolf, & Nilson provided audit services to Hendrx in connection with its annual report for the fiscal years ended December 31, 2006. The aggregate fees billed by CBN for the audit of Hendrx’s annual financial statement for 2006 were $29,000.

Moen and Company provided audit services to Hendrx in connection with its annual report for the fiscal years ended December 31, 2005. The aggregate fees billed by Moen for the audit of Hendrx’s annual financial statement for 2005 were $34,500.

Audit Related Fees

Both CBN and Moen did not bill Hendrx fees in 2006 and 2005 for professional services that are reasonably related to the audit or review of Hendrx’s financial statements that are not disclosed in “Audit Fees” above.

Both CBN and Moen did not bill Hendrx fees in 2006 for professional services that are reasonably related to the audit or review of Hendrx’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Both CBN and Moen did not bill Hendrx fees for professional services rendered in connection with the preparation of Hendrx’s tax returns in 2006 or 2005.

All Other Fees

Both CBN and Moen did not bill Hendrx fees in 2006 or 2005 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

Hendrx currently has an audit committee, but did not have a standing audit committee as of the date CBN was engaged. Therefore, all services provided to Hendrx by CBN, as detailed above, were pre-approved by Hendrx’s board of directors. CBN performed all work only with CBN’s permanent full time employees.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2007.

Hendrx Corp

George Solymar
Name: George Solymar
Title: Chief Executive Officer

Cherry Cai
Name: Cherry Cai
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Nadir Walji Nadir Walji	Director	March 31, 2007
George Solymar George Solymar	Director, Chief Executive Officer	March 31, 2007

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3(i)(a)	*	Articles of Incorporation of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission (“Commission”) on January 12, 2004).

3(i)(b)	*	Amended Articles of Incorporation adopted March 28, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

3(ii)(a)	*	Bylaws of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Commission on January 12, 2004).

3(ii)(b)	*	Amended Bylaws adopted January 10, 2005 (incorporated by reference to the Form 8-K filed with the Commission on January 10, 2004).

10	*	Share Purchase Agreement between Hendrx and Hendrik Trjandra dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2004)

31(i)		Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)		Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(i)	*	Fujian Yuxin Equipment Co., Ltd (“Yuxin”) audited financial statements for the periods ended December 31, 2004, 2003 and 2002 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

99(ii)	*	Stock Option Plan approved March 12, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

* Incorporated by reference from previous filings of Hendrx..