Form 10QSB
period 2007-03-31
HENDRX CORP
filed 2007-05-16
CIK 1082696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______.

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

Yes X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __  No X

At May 5, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

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

HENDRX CORP.
Consolidated Balance Sheets
(Expressed in US Dollars)
	March 31,	December 31,
	2007	2006
	(Unaudited	(Audited)
	Prepared by
Assets	Management)
Current Assets
Cash (Note 2)	$42,796	$29,198
Accounts receivable	261,384	340,752
Value Added Tax Refundable	52,449	62,151
Inventories (Note 4)	2,027,212	1,892,506
Due from related parties (Note 9d)	73,023	6,353
Prepaid expenses	-	-
Total Current Assets	2,456,864	2,330,960
Property, Plant and Equipment-Net (Note 6)	5,688,784	5,826,460
Other assets
Long term loan Receivable (Note 16)	110,075	108,903
Intangible assets-Net (Note 5)	2,644,620	2,684,427
Goodwill (Note 3)	31,854,137	31,854,137
Total Other Assets	34,608,832	34,647,467
Total assets	$42,754,480	$42,804,887
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & Accrued liabilities
(Note 8)	$1,029,008	$969,635
	-	-
Accrued wage benefits (Note 11)	33,856	35,194
Short term bank loans (Note 10)	2,580,938	2,523,991
Short term loan	100,000
Due to related parties (Note 9e)	472,304	281,380
Total Current Liabilities	4,216,106	3,810,200
Contingent Liability Commitment (Note 12)	1,000,000	1,000,000

Total Liabilities	5,216,106	4,810,200
Stockholders' Equity
Capital stock (Authorized: 350,000,000)
Issued and outstanding: 37,238,067
(December 31, 2005: 37,238,067)
Par value $0.001	37,238	37,238
Additional paid in capital	43,196,066	43,196,066
Other Comprehensive Income	634,450	652,170
Retained (Deficit) Earnings	(6,329,380)	(5,890,787)
Total stockholders’ equity	37,538,374	37,994,687

Total liabilities and stockholders’ equity	$42,754,480	$42,804,887

Commitments: Note 3 and 10; Going Concern: Note 1; Guarantees: Note 10

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

HENDRX CORP.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)
	Three Months Ended
	March 31,
	2007	2006
	(Unaudited	(Unaudited
	Prepared by	Prepared by
	Management)	Management)
Revenue	$210,156	$324,955
Cost of Goods Sold	286,237	334,319
Gross Profit	(76,081)	(9,364)
Selling Expenses	26,645	70,309
General and administrative expenses	172,896	179,400
Stock Based Compensation Expenses	-	-
Contract services	58,953	55,396
Salaries and wages	40,713	81,006
Total Expenses	299,207	386,111
Income (Loss) from Operations	(375,288)	(395,475)
Other Income or ( Expense )
Other expense	(18,212)	2,351
Interest expenses	(45,093)	(43,468)
Impairment Intangible Assets	-	-
Litigation losses	-	-
Profit (Loss) before Income taxes	(438,593)	(436,592)
Income taxes	-	(447)
Net profit (loss) for the year	$(438,593)	$(436,145)
Net (Loss) per common shares Basic &
Dilutive	(0.01)	(0.01)
Weighted Average Shares Outstanding	37,238,067	37,238,067
Other Comprehensive Income
Foreign Currency Translation Adjustments	(17,720)	(1,595)
Comprehensive Income (Loss)	$(456,313)	$(437,740)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

HENDRX CORP.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)
		Three Months Ended
		December 31,
		2007		2006
		(Unaudited		(Unaudited
		Prepared by		Prepared by
		Management)		Management)
Operating activities
Adjustments to reconcile net income (loss) to net cash	$		$
Net losses		(438,593)		(436,145)
Amortization and depreciation		186,065		165,606
Impairment of intangible assets		-		-
Changes in operating assets and liabilities
Accounts receivable		79,368		(16,501)
VAT Refundable		9,702		36,310
Inventories		(134,706)		(35,580)
Prepaid expenses		-		(28,500)
Accounts payable		58,035		(85,689)
Accrued liabilities		-		-
Contingent liability		-		-
Total funds from (used in) operating activities		(240,129)		(400,499)
Investing activities
Cash paid for note receivable		(1,172)		(757)
Cash paid for Property, plant and equipment		(8,582)		(12,570)
Cash paid for Intangible assets		-		-
Payment on purchase of subsidiary		-		-
Total funds from (used in ) investing activities		(9,754)		(13,327)
Financing activities
Principal payment on bank loan		56,947		119,682
Advances to related parties		(66,670)		87,316
Advances from related parties		190,924		12,971
Cash received from short term loan		100,000		-
Stock Issue Cost		-		-
Total funds from (used in) financing activities		281,201		219,969
Cash, increase during the year		31,318		(193,857)
Foreign exchange		(17,720)		(1,595)
Cash, beginning of the year		29,198		1,733,580

Cash, end of the year		$42,796		$1,538,128

Supplementary cash flow information
Income taxes (refunded) paid		$-		$(447)
Cash paid for interest		$45,093		$40,619
Non cash financing and investing transactions:
Shares issued for accrued wage benefits		$-		$-
Stock Based Compensation		$-		$-
Other Comprehensive Income		$(17,720)		$(1,595)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements.

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $1,759,242 at March 31, 2007 and a net loss of $438,593 for the quarter then ended. The Company might not have sufficient work capital for the next twelve months and is dependent on financing to continue operation. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
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

.

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
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
March 31, 2007
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

Capital assets and depreciation

Capital assets are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value. Depreciation expense for the quarter ended March 31, 2007 and the year ended December 31, 2006 are $19,545 and $79,917, respectively.

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

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

Account Receivables

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of clients; governmental agencies or credit lines of the client. Management has determined that allowance for bad debt will be based on a percentage of aged receivables. Allowance for bad debt at March 31, 2007 is estimated to be $0.

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

Research and development

Research and development costs, which include the cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred. The costs incurred were $2,414 and $3,844 in the first quarters of 2007 and 2006, respectively.

Intangible assets and amortization

Land use rights

The subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd., entered into an agreement on May 15, 1995 for land use rights with Fujian Fuqing Land Management Bureau for a 50 year period. These rights are recorded at the appraised value at the date of acquisition and amortized over a maximum period of 40 years.

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

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

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

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

Segmented information

The Company’s identifiable assets are all located in China except cash of $27,765 in Canada and cash of $438 in Switzerland, cash of $835 in Hong Kong and fixed assets of $2,585 in Canada. Revenue on a geographical basis is disclosed in Note 12, below.

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

Recent Accounting Pronouncements (Cont’d)

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Corporation’s fiscal

Recent Accounting Pronouncements (Cont’d)

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

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

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

The Operating Company carries on the business of the design, manufacture and sale of atmospheric water generators from a facility on lands leased by the operating company located in Fujian, China.

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

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

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

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

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

Note 4. INVENTORIES

	March 31	December 31
	2007	2006
Finished goods	$302,972	$379,674
Raw materials	833,025	815,442
Work-in-process	891,215	697,390
Total	$2,027,212	$1,892,506

Note 5. INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION

March 31, 2007		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,772,490	$350,884	$1,421,606
Patents	2,065,759	842,745	1,223,014
Total	$3,838,249	$1,193,629	$2,644,620

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

December 31, 2006		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,788,410	$342,076	$1,446,334
Patents	2,060,759	822,666	1,238,093
Total	$3,849,169	$1,164,742	$2,684,427

Amortization expenses for the quarter ended March 31, 2007 and the years ended December 31, 2006 are $46,873 and $177,787 respectively.

Note 6. PROPERTY, PLANT AND EQUIPMENT

March 31, 2007		Accumulated
	Cost	Depreciation	Net
Buildings	$2,961,322	$734,882	$2,226,440
Manufacturing machinery and equipment	4,557,219	1,340,619	3,216,600
Transportation equipment	310,721	119,533	191,188
Electronic equipment	90,529	74,540	15,989
Leasehold improvement	18,376	3,173	15,203
Office equipment	79,421	56,057	23,364
Construction in progress	-	-	-
Total	$8,017,588	$2,328,804	$5,688,784

December 31, 2006		Accumulated
	Cost	Depreciation	Net
Buildings	$3,015,392	$700,834	$2,314,558
Manufacturing machinery and equipment	4,413,280	1,232,346	3,180,934
Transportation equipment	302,267	113,548	188,719
Electronic equipment	96,449	74,884	21,565
Leasehold improvement	18,377	2,714	15,662
Office equipment	76,336	54,028	22,309
Construction in progress	82,714	-	82,714
Total	$8,004,814	$2,178,354	$5,826,460

Depreciation expenses for the quarter ended March 31, 2007 the years ended December 31, 2006 are $19,545 and $79,917, respectively.

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

Note 7. COMMON STOCK BASED COMPENSATION

Authorized

350,000,000 voting common shares at par value of $0.001 per share

Net Loss Per Share

Basic and diluted weighted average numbers of shares outstanding for the year ended December 31, 2006 are as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2007	2006	2006
Numerator-Basic / Diluted
Net loss available for common stock	438,593	436,145	2,974,186
Weighted average number of shares
(after forward split)
Basic	37,238,067	37,238,067	37,238,067
Diluted	37,238,067	37,238,067	37,238,067
Net Profit (Loss) per share
Basic	$0.01	$0.01	$(0.08)
Diluted	$0.01	$0.01	$(0.08)

350,000 Stock Options outstanding at March 31, 2007 are excluded from fully diluted Net Profit (Loss) per share due to anti-dilution.

Note 7. COMMON STOCK (Cont’d)

Stock Options / Stock Based Compensation

Stock options outstanding at March 31, 2007:

Options Outstanding
	Weighted-
Number	Average		Number	Number
Outstanding at	Remaining		Exercisable at	Exercisable at
March 31,	Contractual	Exercise	March 31,	March 31,
2007	Life (years)	Price	2007	2006
350,000	3	$1.50	--	--

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

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

Stock based compensation expensed for the year ended December 31, 2005 was $1,764,000 and is also disclosed as contributed surplus. There were no options granted by March 31, 2007.

Note 8. ACCOUNTS PAYABLE

	March 31,	December 31,
	2007	2006
Accounts payable - trade	$919,362	$887,609
Other payables	109,646	82,026
Total	$1,029,008	$969,635

Note 9. RELATED PARTY TRANSACTIONS

(a) During the three months ended March 31, 2007, sales to related parties are as follows:

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Related Parties	2007	2006
Hendrik Tjandra	258	4,230
Total	$258	$4,230

(b)	During the three months ended March 31, 2007, purchases from related parties are as follows:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
Related Parties	2007	2006
Fuqing Huanyu plastic products Co., Ltd.
controlled by sister of Mr. Hendrik Tjandra	$11,050	$-
Mr. Hendrik Tjandra	-
Total	$11,050	$-

(c)	During the three months ended March 31, 2007, the Company paid or accrued total consulting services of $58,953 to officers and directors.

(d)	Balances due from related parties, are as follows:

	March 31,	December 31,
	2007	2006
Fujian Tienyu Steel Products Co.,Ltd.
owned by Mr Hendrik Tjandra	66,603	-
Fuzhou sales Department	1,330	1,316
Fuqing Yuongxian Pringting Co.,Ltd	5,090	5,037
controlled by sister of Mr Hendrik Tjandra
Total	$73,023	$6,353

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

Note 9. RELATED PARTY TRANSACTIONS (Cont’d)

(e)	Balances due to related parties, are as follows

	M arch 31,	December 31,
	2007	2006
Fujian Tiansheng Agricultrual Stock Holding Co.	323,750	155,266
Controlled by brother of Mr Hendrik Tjandra
PT.Galakst Perkasa	12,427	30,430
Controlled by Mr Hendrik Tjandra
Fuqing Huanyu Plastic Products. Co.Ltd	17,627	25,683
Controlled by sister of Mr Hendrik Tjandra
George Solymar	105,000	70,000
CEO & director of the Company
Nadir Walji	13,500
Director of the Company
Total	$472,304 $	281,380

Note 10. SHORT TERM BANK LOANS/GUARANTEES

Short-term loans are borrowing from banks. The terms of these short term loans are summarized as follows:

		Three Month Ended	Year Ended
	Interest Rate	March 31	December 31
	(Per Year)	2007	2006
Agricultural Bank of China,
Fuqing Branch	5.55% to 7.344%	$2,162,653	$2,139,627
XingYie Bank,
Fuqing Branch	7.61%	418,285	384,364
Total		$2,580,939	$2,523,991

These short-term loans are secured by the Company’s assets and guaranteed by Fujian Tianyu Steel Products Co., Ltd. owned by Mr Hendrik Tjandra. Bank interests for the three months ended March 31 2007 and the years ended December 31, 2006 are $45,093 and $183,365, respectively.

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

The Company also provides guarantees of bank loans of, Fujian Tianyu Steel Products Co., Ltd., owned by the Chairman of Hendrx Corp, in the amount of $4,338,250 (RMB33,500,000) at March 31, 2007 and December 31, 2006 and $4,292,020.

Bank guarantees and bank loans of Fujian Tianyu Steel Products Co., Ltd., as borrower from the banks, are below:

Note 10. SHORT TERM BANK LOANS/GUARANTEES (Cont’d)

	Bank Loan Payable		Maximum Amount
	Balance at		of Guarantee at
	March 31, 2007		March 31, 2007
	RMB	US$	RMB	US$
Fuqing Agriculture Bank	23,500,000	$3,043,250	23,500,000	$3,043,250
Communication Bank	10,000,000	1,295,000	10,000,000	1,295,000
TOTAL	33,500,000	$4,338,250	33,500,000	$4,338,250

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

	Bank Loan Payable		Maximum Amount
	Balance at		of Guarantee at
	December 31, 2006		December 31, 2006
	RMB	US$	RMB	US$
Fuqing Agriculture Bank	23,500,000	$3,010,820	23,500,000	$3,010,820
Communication Bank	10,000,000	1,281,200	10,000,000	1,281,200
TOTAL	33,500,000	$4,292,020	33,500,000	$4,292,020

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

Note 11. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at March 31, 2007, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 12. GEOGRAPHIC INFORMATION

(a) Revenue from customers

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
Countries	$	%	$	%
China	31,066	14.78%	16,774	5.16%
Israel	(76,508)	-36.41%	(23,443)	-7.21%
Lebanon	76,796	36.54%	182,283	56.09%
Saudi Arabia	-	0.00%	55,172	16.98%
United States	1,146	0.55%	78,552	24.17%
Malaysia	120,080	57.14%	-	0.00%
France	19,471	9.27%	-	0.00%
Others	38,105	18.13%	15,617	4.81%
Total	210,156	100.00%	$324,955	100.00%

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

Note 13. PATENTS (Cont’d)

The following table represents the total estimated amortization of the Patents for the five succeeding years:

For the Year Ending December 31	Estimated Amortization Expense
2007	$141,118
2008	$141,118
2009	$141,118
2010	$141,118
2011	$141,118

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

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

Components of deferred tax assets as of March 31, 2007 and 2006 respectively are as follows:

	As of
	March 31	December 31
	2007	2006
Net operating loss carry forward	$0	$0
Valuation allowance	$0	$0
Net deferred tax asset	$0	$0

The components of current income tax expense as of March 31, 2007 and 2006 respectively are as follows:

	As of December 31
	March 31	December 31
	2007	2006
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$0	$0
Change in valuation allowance	$0	$0
Income tax expense	$-	$-

The Company has operations in China and Canada, neither of which allow for carryfoward of tax losses.

Note 15. SALES DISTRIBUTORS

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

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

Note 16 LONG TERM LOAN RECEIVABLE

As at March 31, 2007, a subsidiary of the Company has a loan of RMB850,000 or US$ 110,075 (as at December 31, 2004, the loan was RMB950,000 or US$ 114,952) receivable from Hengxing Trading Company. The loan was arranged in August 2002 by the subsidiary in China for business development purposes. This amount is unsecured, yields no interest, with no specific terms of repayment. This loan has been reclassified as a long-term loan as it has been outstanding since 2002. Management expects this loan to be paid in full and accordingly; no allowance for doubtful accounts has been recorded.

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

Seymour Water, Inc.

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

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

H2O Liquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by H2OLiquidair of Florida, LLC, a Florida LLC, (“H2L”) against a number of defendants, including Fujian Yuxin Electronic Equipment Co., Ltd (“Yuxin”) a wholly owned subsidiary of Hendrix and Hendrx Corp. in the United States District Court for the Southern District of Florida, Miami Division, Case No. 06-cv-22591-Seitz, for breach of contract, defective products and interfering by competing in its territory. The complaint alleges that several agreements entered between H2L and Yuxin during the years 2001 and 2002 to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly failed to perform when delivered in 2002. H2L’s suit seeks monetary damages from the defendants, including Hendrx, in addition to accrued interest and costs. Hendrx did not enter an appearance in this action. On January 23, 2007 a default judgment was entered against Hendrx and its subsidiary Fujian Yuxin Electronic Equipment Co., Ltd. As at the date of this filing this judgment has not been set aside. A final order of default has not been entered. Hendrx has retained and instructed counsel and is attempting to have the default judgment vacated or to reopen the case and respond to the allegations on their merits. Hendrx denies any culpability or liability in this matter. Hendrx cannot give any assurance that it will be successful in its opposition to the plaintiffs claim and may be compelled to pay all or part of any judgment against it. Even if Hendrx is successful in having the default judgment set aside or the case reopened it will face the cost of litigation and may ultimately be unsuccessful. The default judgment was not quantified; therefore, the potential liability is not estimable. Management believes the amount recorded for contingencies is adequate for all potential claims.

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

During the 2005 and 2006 year, Mr.Tjandra authorized various lending and borrowing transaction with companies and individuals who were related to him. These transactions were done without the approval of the board of directors of Hendrx, Corp. These financial statements do not account

HENDRX CORP.
Notes to Consolidated Financial Statements
March 31, 2007
(Expressed in US Dollars)

for any potential contingencies that may arise from these unauthorized transactions. Also the shares being held in escrow in the name of Mr Tjandra from the acquisition of the Fujian Yuxin operation pending various actions to be performed by Mr Tjandra, may be compromised due to non-performance. If these shares are returned to treasury, the recorded value of goodwill could be virtually eliminated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

This Management's Discussion and Analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" and "Risk Factors" below. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. Our fiscal year end is December 31.

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

Goals and Objectives

Our goals and objectives are as follows:

Increase overall market share, remain a “Market Leader” in the atmospheric water industry, and attain business plan targets.

Hendrx will implement the following strategies pursuant to this goal:

•	Increase revenues through sales;
•	Increase revenues through higher profit margins;
•	Acquire companies with existing distribution networks and healthy revenue stream, thereby immediately owning the infrastructure;
•	Expand Hendrx horizontally through joint ventures or acquisition of companies with unique and/or revolutionary technologies or products; and
•	Implement an aggressive, yet carefully developed and well-conceived marketing campaign to create brand and product awareness.

Manufacture defect and trouble free equipment.

An important reason for the failure of many AWG companies is defects that have continued to plague the industry. The concept of producing water from the air is not a new one, however, using the water for drinking purposes is. Typical air conditioning or dehumidification companies have the ability to manufacture appliances that produce water from the air but they do not have the expertise and “knowhow” to purify the water and maintain purity of the water. On the other hand, some water filtration/purifier appliance manufacturers have the knowledge to purify and/or filter water, but they do not have the capability to ensure trouble-free operations of water machines.

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

RESULTS OF OPERATIONS

Hendrx’s financial statements are stated in U.S. dollars in accordance with US GAAP and are consolidated with the financial statements of Eastway and Yuxin for the periods ended March 31, 2007 and 2006.

During the period ended March 31, 2007, Hendrx was engaged in the research and development, manufacturing and marketing of AWG units from Fujian, China. Hendrx expects that during 2007 we will embark on a comprehensive marketing plan for the sale of AWG units while focusing on innovation through research and development.

During the period ended March 31, 2007, Hendrx realized a net loss of $438,593 from operations.

Three month periods ended March 31, 2007 and 2006

Gross Revenue

Revenue for the three month period ended March 31, 2007 was $210,156 as compared to $324,955 for the three month period ended March 31, 2006, a decrease of 35%. Revenue in the three month periods is based almost entirely on the sale of AWG units, which sales have dropped off significantly in the current period due to product complaints and the return of shipped product. Product modifications are now being tested to address these complaints. Hendrx expects to increase gross revenue over the next twelve months as we manufacture an improved product and focus on the implementation of our marketing plan.

Cost of Goods Sold

Cost of goods sold for the three months period ended March 31, 2007 was $286,237 as compared to $334,319 for the three month period ended March 31, 2006, a decrease of 14%. Cost of goods sold can be attributed primarily to the purchase of components used in the AWG units. The decrease in cost of goods sold reflects the corresponding decrease in revenue over the periods. However, the cost of goods sold remains high as we have not realized maximum production capacity from our manufacturing facility which negatively impacts our cost for each unit produced. Hendrx expects that the cost of goods sold will continue to fluctuate as a percentage of revenue decreasing on a per unit basis relative to production increases.

Expenses

Selling expenses for the three month period ended March 31, 2007 were $26,645 as compared to $70,309 for the three month period ended March 31, 2006, a decrease of 62%. Hendrx anticipates that selling expenses will increase over the next twelve months as a comprehensive marketing strategy is launched to increase sales of our AWG units.

General and administrative expenses for the three month period ended March 31, 2007 were $272,562 as compared to $315,802 for the three month period ended March 31, 2006, a decrease of 14%. General and administrative expenses include personnel costs, consulting fees, professional advice, accounting expenses, auditing fees, public reporting and travel. Hendrx anticipates that general and administrative will keep to decrease in future periods.

Net Losses

Net losses for the three month period ended March 31, 2007 decreased to $438,593 from $436,145 for the comparable three month period ended March 31, 2006, a decrease of 1%. Net losses in the current three month period can be primarily attributed to general and administrative expenses and the decrease in revenues. Hendrx expects that net losses will continue to decrease in future periods in relation to anticipated increases in revenue and decreases in both our general and administrative costs and the cost of goods sold.

Liquidity and Capital Resources

Cash flow used for operations in the three month period ended March 31, 2007 was $240,129 as compared to cash flow used for operations of $400,499 for the three month period ended March 31, 2006. Cash flow used for operations for the current three month period can be primarily attributed to net losses. Hendrx expects that a decrease in net losses in future periods will produce cash flow from operations.

Cash flow provided by financing activities for the three month period ended March 31, 2007 was $281,201, as compared to cash flow provided by financing of $219,969 for the three month period ended March 31, 2006. Cash flow provided by financing activities in the current three month period can be attributed to short term bank loans and advances from related parties. Hendrx expects to produce additional cash flow from financing activities during 2007.

Cash flow used in investing activities for the three month period ended March 31, 2007 was $9,754 as compared to the decrease of $13,327 for the three month period ended March 31, 2006. Cash flow used in investing activities in the current three month period can be primarily attributed to the purchase of capital assets.

Capital Deficit

Hendrx had a working capital deficit of $1,759,242 as of March 31, 2007 and has funded its cash needs since inception from revenue in combination with debt and equity financing provided by banks and other related and unrelated parties. Hendrx anticipates that cash flow from revenues and anticipated equity placements will be sufficient to fund operations in 2007. However, there can be no assurance that Hendrx will generate sufficient cash flows from revenue or debt or equity placements to fund current operations. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures will be primarily funded by future equity financings.

Loans

Hendrx’s bank loans of $2,580,938 are all guaranteed by Fujian Tienyu Steel Products Co., Ltd., (“Tienyu”) a company owned by the chairman of the board of directors of Hendrx. In return, Hendrx, through its subsidiary Yuxin, has guaranteed Tienyu’s bank loans. Based on the financial results of Tienyu, Hendrx believes that Tienyu will be able repay its loans on a consistent basis. Nonetheless, Hendrx intends to reduce these mutual guarantees gradually over time.

The Company entered into a financing arrangement with First Capital Invest Corp., a Swiss Corporation. Pursuant to the terms of the financing arrangement First Capital Invest Corp. agreed to provide up to $1 million in exchange for:

1.	A Convertible, Secured, Revolving Promissory Note;
2.	A Bridge Loan and Representation Agreement
3.	A security interest secured by the assets of the company

The company intends to use the credit facility provided under this financing arrangement to fund its operations while it implements its business strategy.

On Jan. 09, 2007 the company used funds from the credit facility to supplement a shortfall in profit. To date the company has received $10,000 from the credit facility.

Under the terms of the Bridge Loan and Representation Agreement First Capital Invest Corp. agreed to use its best efforts to raise an additional $3.5 million in financing for the company.

Compensation Plan

Hendrx adopted a Stock Option and Compensation Plan (“Plan”) on March 12, 2005. Under the Plan, Hendrx may issue stock, stock appreciation rights, or grant options to acquire Hendrx's common stock to employees of Hendrx or its subsidiaries. The board of directors, at its own discretion may also issue stock, stock appreciation rights or grant options to other individuals, including consultants or advisors, who render services to Hendrx or its subsidiaries. Hendrx granted 350,000 options with an exercise price of $1.50 for a period of five years to all members of the board of directors as of March 12, 2005. As of March 31, 2007, none of the options had been exercised.

Hendrx, except in respect to the grant of stock options, has no defined benefit plan or contractual commitment with any of its officers or directors. However, Hendrx, intends to create a benefit plan and engage in contractual obligations with its officers and directors.

Equipment and Employees

Hendrx has no current plans to make any significant purchases of equipment but has plans to make significant changes in the number of employees as necessary.

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

Critical Accounting Policies

In Note 2 to the unaudited consolidated financial statements for the period ended March 31, 2007 and 2006 included in this Form 10-QSB, Hendrx discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Hendrx believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Revenue Recognition

Hendrx generates revenue through the sale of AWG, reverse osmosis, and ionic units and other related products whether to wholesale distributors or to individual consumers. Revenues are recognized only when (a) persuasive evidence for a sales arrangement exists, (b) delivery of the product has occurred, (c) the product fee is fixed or determinable, and (d) collection of the fee is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

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

Since our inception in 1998, our expenses have significantly exceeded our revenue, resulting in continuing losses and an accumulated deficit of $5,890,787 at December 31, 2006. During fiscal 2006 we recorded a net loss of $2,974,186. We believe that may continue to incur operating losses until such time as we realize the benefits of our recently revamped marketing and sales plans.

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

Hendrik Tjandra a director and chairman of the board of Hendrx since 16 December, 2004 resigned as a director on March 30, 2007. But remained as head of operations of the company in China as he has since 1992. Our continued operation will be largely dependent upon the efforts, knowledge and abilities of our management team. A loss of management’s strategic vision and the core of the team would be a hindrance to our prospects and success. Our future success also will depend in large part upon Hendrx’s ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives.

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

Going Concern

Hendrx’s auditor expressed concern as to Hendrx’s ability to continue as a going concern as a result of recurring losses, limited revenue-generating activities and working capital deficiency of $1,710,742 as of March 31, 2007, and may not have sufficient working capital for the next twelve months. Hendrx’s ability to continue as a going concern is subject to the ability of Hendrx to realize net income and obtain funding from outside sources. Management’s plan to address Hendrx’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of Hendrx’s securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow Hendrx to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

Hendrx’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Hendrx.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

H2O Liquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by H2OLiquidair of Florida, LLC, a Florida LLC, (“H2L”) against a number of defendants, including Fujian Yuxin Electronic Equipment Co. Ltd. (“Yuxin”) a wholly owned subsidiary of Hendrx and Hendrx Corp., in the United States District Court for the Southern District of Florida, Miami Division, Case No. 06-cv-22591-Seitz, for breach of contract, defective products and interfering by competing in its territory. The complaint alleges that several agreements entered between H2L and Yuxin during the years 2001 and 2002 to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly failed to perform when delivered in 2002. H2L’s suit seeks monetary damages from the defendants, including Hendrx, in addition to accrued interest and costs.. Hendrx did not enter an appearance in this action. On January 23, 2007 a default judgment was entered against Hendrx and its subsidiary Fujian Yuxin Electronic Equipment Co., Ltd. As at the date of this filing this judgment has not been set aside. A final order of default has not been entered. Hendrx has retained and instructed counsel to have the default judgment vacated or to reopen the case and respond to the allegations on their merits. Hendrx denies any culpability or liability in this matter. Hendrx cannot give any assurance that it will be successful in its opposition to the plaintiffs claim and may be compelled to pay all or part of any judgment against it. Even if Hendrx is a successful in having the default judgment set aside or the case reopened it will face the cost of litigation and may ultimately be unsuccessful.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 33 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of May, 2007.

Hendrx Corp.

/s/ George Solymar
Name:	George Solymar
Title:	Chief Executive Officer

/s/ Cherry Cai
Name:	Cherry Cai
Title:	Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION
3(i)(a)	*	Articles of Incorporation of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission (“Commision”) on January 12, 2004).
3(i)(b)	*	Amendment to the Articles of Incorporation dated March 28, 2005 (incorporated by reference to the Form 10-KSB filed with Commision on April 15, 2005).
3(ii)	*	Bylaws of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Commission on January 12, 2004).
10	*	Share Purchase Agreement dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2005).
31(a)		Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)		Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	*	Stock Option Plan adopted March 12, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

*	Incorporated by reference from previous filings of Hendrx.