Form 10KSB/A
period 2006-12-31
HENDRX CORP
filed 2007-05-29
CIK 1082696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A
 Amendment No. 1

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

The directors of the Company through the financial statements have become aware of certain actions taken by Hendrik Tjandra and his management of the affairs of FuJian Yuxin Electronic Equipment Co., Ltd. Specifically, Mr Tjandra took the position that the Subsidiary did not have to respond to the various lawsuits disclosed elsewhere in this filings. Mr Tjandra is now cooperating with counsel for the Company in the lawsuits.

           The CEO and other directors have made inquiries of Mr. Tjandra concerning the accounting practices of the of the subsidiary specifically the frequency of reporting financial information to the Company including details of the use of proceeds of the bank loans and the transfer of money to a related parties (see Auditor’s note #17) The subsidiary chose to pay a loan owing to a company controlled by Mr. Tjandra’s wife. The Company would have preferred that the decision be taken by directors and that Mr. Tjandra recuse himself from the vote.

           The Company believes that above issues relate to the subsidiary’s compliance with the terms of the share purchase agreement (see Auditor’s notes # 9 and 10). It appears that Mr.Tjandra has resigned as chairman of the board, at least in part, as a response to these inquiries.

           All of these contingencies remain unresolved. The directors of the Company and Mr. Tjandra are in ongoing discussions to attempt to resolve each issue. If these discussions do not produce satisfactory results the operations of the Company could be damaged. An ongoing dispute of the nature will divert management’s time and attention from the operations of the Company.

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

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
March 11, 2007

MOEN AND COMPANY LLP
CHARTERED ACCOUNTANTS

Member:	Securities Commission Building
Canadian Institute of Chartered Accountants	PO Box 10129, Pacific Centre
Institute of Chartered Accountants of British Columbia	Suite 1400 – 701 West Georgia Street
Institute of Management Accountants (USA) (From 1965)	Vancouver, British Columbia
Canada V7Y 1C6
Registered with:
Public Company Accounting Oversight Board (USA) (PCAOB)	Telephone: (604) 662-8899
Canadian Public Accountability Board (CPAB)	Fax: (604) 662-8809
Canada - British Columbia Public Practice Licence	Email: moenca@telus.net

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

F-2A

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

Accounting Method

The Company financial statements are prepared using the accrual method of accounting. Property, Plant and Equipment assets are stated at cost. Depreciation and amortization uses the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. Inventories are stated at the lower of cost or market.

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

Revenue recognition

Revenue is derived form the sale of atmospheric water generators sold directly to retailers or indirectly through distributors. The Company follows the provisions of Staff Accounting Bulletin No. 104; “Revenue Recognition in Financial Statements”. Revenue from the sale of products is only recognized upon shipment of the goods to customers, when persuasive evidence of an arrangement exists, the price is fixed or determinable and collection is probable. If collection is not considered probable, revenue will be recognized when it is collected.

In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling fees and Costs”, freight and handling charges billed to customers are recorded as revenue while the corresponding freight and handling costs are recorded as cost of sales.

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

(d)

the issuance on closing of 12,720,000 common shares to Hendrik equal to 40% of the issued and outstanding shares of HENDRX Corp., which have been issued, are held in escrow as collateral for the acquisition to insure various terms are ultimately completed before release to Hendrik. A number of matters in relation covenants, representations and warrantiees remain unresolved. For example, one post -closing covenant , clause 2.4 .1 required the principal to:

“… cooperate with the company in a review of any and all guarantees provided by the Operating Company in relation to the debts or other obligations of any person or entity other than the Operating Company...”

In the view of the Company Mr. Hendrix has not yet provided sufficient cooperation.

The Representations and Warranties of the principals are set out in clause 5.1 and enumerated in Schedule A. Among those Representations and Warranties was a provision (#33) which provided that there were:

“... no claims, actions, proceedings, suits, investigations or reviews pending or threatened against the Principals, and the Operating Company...”

The Company later came to believe that this was a misrepresentation. The Company is in the process of dealing with three civil actions. The cause of action in each of these lawsuits predated the Agreement.

The Share Purchase Agreement provided remedies to the Company including:

Indemnification. Mr. Tjandra as principal at clause 10.1 agreed to:
“… indemnify, defend and save harmless the Purchaser from and against any and all Loss suffered or incurred by the Purchaser arising out of or in connection with... (10.1.2.) Any failure by the Operating Company, the Holding Company or the Principals to observe or perform any covenant or obligation contained in this Agreement....”

clause 10 .3 provided to purchasers with a right of Set-off specifically:
“The Purchaser shall be entitled to a set-off of the amount of any loss suffered or incurred by the Purchaser arising out of, or in connection with, this Agreement or any of the agreements contemplated hereby, against any purchase monies or other consideration (including shares) owing to the Principles, or either of them, under this Agreement.”

The Company requires Mr. Tjandra to assist with the lawsuits, the guarantees and any other issue arising out of the Agreement.

In December 2006 the Company on behalf of the Board of Directors wrote to Mr. Tjandra setting out areas of concern arising out of the Agreement. Since the shares had not yet been transferred to Mr. Tjandra the Company elected to rely on the indemnification and set-off provisions. Mr. Tjandra was advised that the Company would refuse to consent to the release of his shares until the areas of concern were resolved.

The company is holding Mr Tjandra’s shares pending the resolution of the above issues. One possible outcome of the dispute is an assertion by the company that it may set off any losses incurred by the cancellation of some or all of this stock. This would have a material effect on the value of other issued and outstanding shares of the Company.

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

The 12.72 million common shares issued to Mr. Tjandra held in escrow were considered as contingent consideration that were determinable at the date of acquisition and were included in determining the cost of an acquired entity and recorded at that date. The contingent consideration was recorded as the contingency was resolved and consideration was issuable at the date of acquisition.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of May, 2007.

Hendrx Corp

George Solymar
Name: George Solymar
Title: Chief Executive Officer

Cherry Cai
Name: Cherry Cai
Title: Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Nadir Walji Nadir Walji	Director	May 29, 2007
George Solymar George Solymar	Director, Chief Executive Officer	May 29, 2007

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION

3(i)(a)	*	Articles of Incorporation of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission (“Commission”) on January 12, 2004).

3(i)(b)	*	Amended Articles of Incorporation adopted March 28, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

3(ii)(a)	*	Bylaws of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Commission on January 12, 2004).

3(ii)(b)	*	Amended Bylaws adopted January 10, 2005 (incorporated by reference to the Form 8-K filed with the Commission on January 10, 2004).

10	*	Share Purchase Agreement between Hendrx and Hendrik Trjandra dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2004)

31(i)		Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)		Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(i)	*	Fujian Yuxin Equipment Co., Ltd (“Yuxin”) audited financial statements for the periods ended December 31, 2004, 2003 and 2002 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

99(ii)	*	Stock Option Plan approved March 12, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

* Incorporated by reference from previous filings of Hendrx..