Form 10QSB
period 2007-06-30
HENDRX CORP
filed 2007-08-14
CIK 1082696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

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

Yes X No _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes_ No X

At June 30, 2007, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB of Hendrx Corp. (the "Company" or "Hendrx") contains "forward-looking statements." In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our of available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements include, among other things, the Company's ability to (i) develop and sell products, (ii) raise sufficient funds to maintain its operations, (iii) the market price for certain materials which the company needs to build its products, (iv) general economic, market or business conditions, and (v) other factors discussed in Hendrx is filings with the Securities and Exchange Commission ("SEC").

Our management has included projections and estimates in this Form 10 QSB, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as the date made. We expressly disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HENDRX CORP.
INTERIM FINACIAL STATEMENTS
June 30, 2007
(unaudited

BALANCE SHEETS

INTERIM STATATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

HENDRX CORP
Consolidated Balance Sheet
(Expressed in US Dollars)
	June 30,	December 31,
	2007	2006
	(Unaudited	(Audited)
	Prepared by
Assets	Management)
Current Assets
Cash (Note)	$71,468	$29,198
Accounts receivable	516,424	340,752
Value added tax refundable	64,519	62,151
Inventories (Note 4)	2,011,433	1,892,506
Due from related parties (Note 9d)	6,604	6,353
Prepaid expenses	23,979	-
Other receivable	111,775
Total Current Assets	2,806,201	$2,330,960
Property, Plant and Equipment-Net (Note 6)	5,552,610	5,826,460
Other assets
Long term loan receivable (Note 16)	-	108,903
Intangible assets-Net (Note 5)	2,597,747	2,684,427
Goodwill (Note 3)	31,854,137	31,854,137
Total Other Assets	34,451,884	34,647,467
Total Assets	$42,810,696	$42,804,887
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & Accrued liabilities	1,187,967	969,635
(Note 8)
Accrued wages benefits (Note 11)	37,428	35,194
Short term bank loans (Note 10)	2,756,421	2,523,991
Short term loan		-
Due to related parties (Note 9e)	736,639	281,380
Total Current Liabilities	4,718,455	3,810,200
Contingent Liabilities Commitiment (Note 12)	1,000,000	1,000,000

Total Liabilities	5,718,455	4,810,200
Stockholders' Equity
Capital stock (Authorized: 350,000,000)
Issued and outstanding: 37,238,067)
(December 31,2005: 37,238,067)
Par value $0.001	37,238	37,238
Additional paid in capital	43,196,066	43,196,066
Other Comprehensive Income	614,088	652,170
Retained (Deficit) Earnings	(6,755,152)	(5,890,787)
Total stockholders' equity	37,092,241	37,994,687

Total liabilities and stockholders' equity	$42,810,696	$42,804,887

Commitments: Note 3 and 10; Going Concern: Note 1; Guarantees: Note 10

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP
Consolidated Statement of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)
(Unaudited - prepared by management)
		Three Months Ended			Six Months Ended
		June 30			June 30
		2007	2006		2007	2006

Revenue		$813,815	$883,053		$1,023,971	$1,208,008
Cost of Goods Sold		754,837	779,782		1,041,074	1,114,101
Gross Profit		58,978	103,271		(17,103)	93,907
Selling Expenses		48,122	105,800		74,767	176,109
General and administrative expenses		250,744	378,527		423,640	658,056
Stock Based Compensation Expenses		-	-			-
Contract services		56,634	59,521		115,587	119,042
Salaries and wages		70,242	19,255		110,955	38,509
Total Expenses		425,742	563,102		724,949	991,716
Income (Loss) from Operations		(366,764)	(459,831)		(742,052)	(897,809)
Other Income (Expense)
Other income (expense)		3,261	(3,722)		(14,951)	(1,372)
Interest expenses		(62,270)	-		(107,363)	(964)
Impairment Intangible Assets		-	-			-
Litigation losses		-	-			-
Profit (Loss) before Income taxes		(425,772)	(463,553)		(864,365)	(900,145)
Income Taxes	$		$(447)	$		$-
Net profit (loss) for the year		(425,772)	(464,000)		(864,365)	(900,145)
Net (loss) per common shares Basic
& Dilutive		(0.01)	(0.01)		(0.02)	(0.02)
Weighted Average Shares Outstanding		37,238,067	37,238,067		37,238,067	37,238,067
Other Comprehensive Income
Foreign Currency Translation Adjustments		17,720	-			-
Comprehensive Income (Loss)		$(408,052)	$(464,000)		$(864,365)	$(900,145)

HENDRX CORP
Consolidated Statement of Cash Flows
(Expressed in US Dollars)
(Unaudited - prepared by management)
		Six Months Ended
		June 30
		2007		2006

Operating activities
Adjustments to reconcile net income (loss) to net Cash	$		$
Net losses		(864,365)		(900,145)
Amortization and depreciation		284,715		354,911
Impairment of intangible assets		86,680		-
Changes in operating assets and liabilities
Accounts receivable		(175,672)		(330,524)
Other receivable		(2,872)
VAT Refundable		(2,368)		25,255
Inventories		(118,927)		(6,419)
Prepaid expenses		(23,979)		(7,500)
Accounts payable		220,566		8,896
Accrued liabilities		-		8,000
Total funds from (used in) operating activities		(596,222)		(847,526)
Investing activities
Cash paid for property, plant, and equipment		(10,865)		(101,219)
Cash paid for intangible assets				(322,998)
Total funds from (used in) investing activities		(10,865)		(424,217)
Financing activities
Advances to related parties		(251)		-
Advances from related parties		455,259		36,991
Cash received from short term loan		232,430		48,644
Cash paid for short term loan				(1,062)
Total funds from (used in) financing activities		687,438		84,573
Cash, increase during the year		$80,351		$(1,187,170)
Foreign exchange		(38,082)		(7,511)
Cash, beginning of the year		29,198		1,733,580
Cash, end of the year		71,467		538,899

Supplementary cash flow information
Income taxes (refunded) paid		-
Cash paid for interest		107,363		93,838
Non cash financing and investing transactions:
Shares issued for accrued wage benefits
Stock Based Compensation
Other Comprehensive Income		(38,082)		(7,511)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Note 1.	ORGANIZATION AND NATURE OF BUSINESS

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $1,912,254 at June 30, 2007 and a net loss of $864,365 for the quarter then ended. The Company might not have sufficient work capital for the next twelve months and is dependent on financing to continue operation. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

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

Capital assets and depreciation

Capital assets are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value. Depreciation expense for the quarter ended June 30, 2007 and the year ended December 31, 2006 are $38,668 and $79,917, respectively.

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

Account Receivables

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of clients; governmental agencies or credit lines of the client. Management has determined that allowance for bad debt will be based on a percentage of aged receivables. Allowance for bad debt at June 30, 2007 is estimated to be $0.

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

Research and development

Research and development costs, which include the cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred. The costs incurred for the quarter ended June 30, 2007 and the year ended December 31, 2006 are $11,640 and $21,536 respectively.

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

Segmented information

The Company’s identifiable assets are all located in China except cash of $36,769 in Canada and cash of $438 in Switzerland, cash of $801 in Hong Kong and fixed assets of $2,325 in Canada. Revenue on a geographical basis is disclosed in Note 12, below.

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

The Operating Company carries on the business of the design, manufactuer, and sale of atmospheric water generators from a facility on lands leased by the operating company located in Fuqing, Fujian, China.

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

(d)

the issuance on closing of 12,720,000 common shares to Hendrik equal to 40% of the issued and outstanding shares of HENDRX Corp., which have been issued, are held in escrow as collateral for the acquisition to insure various terms are ultimately completed before release to Mr. Tjandra.

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

Note 3.	ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD. (Cont’d)

There is goodwill on the acquisition, computed as follows:

June 30, 2007
Assets Acquired
C urrent Assets	$1,973,259
Fixed Assets	5,071,568
Intangible Assets	3,069,352
Total Assets	10,114,179
Liabilities Assumed
C urrent Liabilities	4,378,116
N et Equity	5,736,063
C onsideration issued, as above	37,590,200
Goodwill, on acquisition	$31,854,137

The acquisition agreement was signed on December 16, 2004. Net profit from the operations of the subsidiary of Fujian Yuxin Electronic Equipment Co., Ltd. is included in these financial statements from the date of acquisition.

Note 4.	INVENTORIES

June 30, 2007	June 30,	December 31,
	2007	2006
Finished goods	$349,441	$379,674
Raw materials	929,988	815,442
Working-in-process	732,004	697,390
Total	$2,011,433	$1,892,506

Note 5.	INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION

June 30, 2007		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,431,593	$19,973	$1,411,620
Patents	1,259,899	73,772	1,186,127
Total	$2,691,492	$93,745	$2,597,747

December 31, 2006		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,788,410	$342,076	$1,446,334
Patents	2,060,759	822,666	1,238,093
Total	$3,849,169	$1,164,742	$2,684,427

Amortization expenses for the quarter ended June 30, 2007 and the year ended December 31, 2006 are $93,745 and $177,787, respectively.

Note 6.	PROPERTY, PLANT AND EQUIPMENT

June 30, 2007		Accumulated
	Cost	Depreciation	Net
Buildings	$2,961,322	$766,194	$2,195,128
Manufacturing machinery and equipment	4,558,534	1,438,999	3,119,535
Transportation equipment	310,721	125,042	185,679
Electronic equipment	90,529	75,647	14,882
Leasehold improvement	18,377	3,590	14,787
O ffice equipment	79,185	57,270	21,915
Construction in progress	684	-	684
Total	$8,019,352	$2,466,742	$5,552,610

December 31, 2006		Accumulated
	Cost	Depreciation	Net
Buildings	$3,015,392	$700,834	$2,314,558
Manufacturing machinery and equipment	4,413,280	1,232,346	3,180,934
Transportation equipment	302,267	113,548	188,719
Electronic equipment	96,449	74,884	21,565
Leasehold improvement	18,377	2,714	15,662
Office equipment	76,336	54,028	22,309
Construction in progress	82,714	-	82,714
Total	$8,004,814	$2,178,354	$5,826,460

Depreciation expenses for the quarter ended June 30, 2007 the years ended December 31, 2006 are $38,668 and $79,917, respectively.

Note 7.	COMMON STOCK BASED COMPENSATION

Authorized

350,000,000 voting common shares at par value of $0.001 per share

Net Loss Per Share

Basic and diluted weighted average numbers of shares outstanding for the year ended December 31, 2006 are as follows:

	June 30,		December 31
	2007	2006	2006
Numerator-Basic / Diluted
Net loss available for common stock	$864,365	$436,145	$2,974,186
Weighted average number of shares
(after forward split)
Basic	37,238,067	37,238,067	37,238,067
Diluted	37,238,067	37,238,067	37,238,067
Net Profit (Loss) per share
Basic	$0.02	$0.02	$(0.08)
Diluted	$0.02	$0.02	$(0.08)

350,000 Stock Options outstanding at June 30, 2007 are excluded from fully diluted Net Profit (Loss) per share due to anti-dilution.

Stock Options / Stock Based Compensation

Stock options outstanding at June 30, 2007:

Options Outstanding
	Weighted-
Number	Average		Number	Number
Outstanding at	Remaining		Exercisable at	Exercisable at
June 30	Contractual	Exercise	June 30	June 30
2007	Life (years)	Price	2007	2006
350,000	3	$1.50	--	--

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

Stock based compensation expensed for the year ended December 31, 2005 was $1,764,000 and is also disclosed as contributed surplus. There were no options granted by June 30, 2007.

Note 8.	ACCOUNTS PAYABLE

	30-Jun	December 31,
	2007	2006
Accounts payable - trade	$1,042,127	$887,609
Other payables	145,840	82,026
Total	$1,187,967	$969,635

Note 9.	RELATED PARTY TRANSACTIONS

(a)	During the six months ended June 30, 2007, sales to related parties are as follows:

	Six Months Ended	Six Months Ended
	June 31,	June 31,
Related Parties	2007	2006
Hendrik Tjandra	$258	$4,249
Total	$258	$4,249

(b)	During the six months ended June 30, 2007, purchases from related parties are as follows:

	Six Months Ended	Six Months Ended
	June 30,	June 30,
Related Parties	2007	2006
Fuqing Huanyu plastic products Co., Ltd.
controlled by sister of Mr. Hendrik Tjandra	$11,263	$-
Mr. Hendrik Tjandra	-
Total	$11,263	$-

(c)	During the six months ended June 30, 2007, the Company paid total consulting services of $115,587 to officers and directors.

(d)	Balances due from related parties, are as follows:

	Three Months Ended	Year Ended
	June 30	June 30,
	2007	2006
Fujian Tienyu Steel Products Co.,Ltd.
owned by Mr Hendrik Tjandra	-	-
Fuzhou sales Department	$1,391	$1,316
Fuqing Yuongxian Pringting Co.,Ltd	5,214	5,037
controlled by sister of Mr Hendrik Tjandra
Total	$6,604	$6,353

(e)	Balances due to related parties, are as follows

	June 30	December 31,
	2007	2006
Fujian Tiansheng Agricultrual Stock Holding Co.	$335,325	$155,266
Controlled by brother of Mr Hendrik Tjandra
PT.Galakst Perkasa	10,939	30,430
Controlled by Mr Hendrik Tjandra
Fuqing Huanyu Plastic Products. Co.Ltd	24,018	25,683
Controlled by sister of Mr Hendrik Tjandra
Fujian Tiansyu Steel Products Co., Ltd	199,356
Controlled by brother of Mr. Hendrik Tjandra
George Solymar	167,001	70,000
CEO of the Company
Total	$736,639	$281,380

Note 10.	SHORT TERM BANK LOANS/GUARANTEES

Short-term loans are borrowing from banks. The terms of these short term loans are summarized as follows:

	Interest Rate	June 31	December 31
	(Per Year)	2007	2006
Agricultural Bank of China,
Fuqing Branch	5.55% to 7.344%	$2,196,051	$2,139,627
XingYie Bank,
Fuqing Branch	7.371 % to 8.541%	260,370	384,364
First Capital Invest Corp	7.00%	300,000
Total		$2,756,421	$2,523,991

These short-term loans are secured by the Company’s assets and guaranteed by Fujian Tianyu Steel Products Co., Ltd. owned by Mr Hendrik Tjandra. Bank interests for the six months ended June 30 2007 and the years ended December 31, 2006 are $107,363 and $183,365, respectively.

The Company also provides guarantees of bank loans of, Fujian Tianyu Steel Products Co., Ltd., owned by Mr Hendrik Tjandra, in the amount of $6,127,900 (RMB46,600,000) at June 30, 2007 and December 31, 2006 and $4,292,020 (RMB33,500,000).

Bank guarantees and bank loans of Fujian Tianyu Steel Products Co., Ltd., as borrower from the banks, are below:

	Bank Loan Payable		Maximum Amount
	Balance at		of Guarantee at
	June 30, 2007		June 30, 2007
	RMB	US$	RMB	US$
Fuqing Agriculture Bank	46,000,000	$5,957,000	46,600,000	$6,127,900
Communication Bank	0	0	0	0
TOTAL	46,000,000	$5,957,000	46,600,000	$6,034,700

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

	Bank Loan Payable		Maximum Amount
	Balance at		of Guarantee at
	December 31, 2006		December 31, 2006
	RMB	US$	RMB	US$
Fuqing Agriculture Bank	23,500,000	$3,010,820	23,500,000	$3,010,820
Communication Bank	10,000,000	1,281,200	10,000,000	1,281,200
TOTAL	33,500,000	$4,292,020	33,500,000	$4,292,020

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

Note 11.	PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at June 30, 2007, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 12.	GEOGRAPHIC INFORMATION

(a)	Revenue from customers

	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
Countries	$	%	$	%
China	134,683	13.15%	54,434	4.51%
Israel	268,673	26.24%	191,732	15.87%
Lebanon	115,513	11.28%	606,728	50.23%
Saudi Arabia	25,855	2.52%	126,037	10.43%
United States	90,943	8.88%	78,913	6.53%
Malaysia	120,722	11.79%	-
Turkey	68,302	6.67%
Austrilia	66,884	6.53%
France	47,124	4.60%	-
Indonisia	18,359	1.79%
Spain	60,912	5.95%
United Arab			112,774	9.34%
Others	6,003	0.59%	37,390	3.10%
Total	1,023,971	100.00%	$1,208,008	100.00%

Note 13.	PATENTS

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

Components of deferred tax assets as of June 30, 2007 and 2006 respectively are as follows:

		As of
	June 30	December 31
	2007	2006
Net operating loss carry forward	$0	$0
Valuation allowance	$0	$0
Net deferred tax asset	$0	$0

The components of current income tax expense as of June 30, 2007 and 2006 respectively are as follows:

As of December 31
		June 30		December 31
		2007		2006
Current federal tax expense		$-		$-
Current state tax expense		$-		$-
Change in NOL benefits	$		$
Change in valuation allowance	$		$
Income tax expense		$-		$-

The Company has operations in China and Canada, neither of which allow for carry forward of tax losses.

Note 15.	SALES DISTRIBUTORS

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

Note 16	OTHER RECEIVABLE / LONG TERM LOAN RECEIVABLE

As at June 30, 2007, a subsidiary of the Company has a loan of RMB850,000 or US$ 111,775 (as at December 31, 2004, the loan was RMB950,000 or US$ 114,952) receivable from Hengxing Trading Company. The loan was arranged in August 2002 by the subsidiary in China for business development purposes. This amount is unsecured, yields no interest, with no specific terms of repayment. This loan has been reclassified as a long-term loan as it has been outstanding since 2002. Management expects this loan to be paid in full and accordingly; no allowance for doubtful accounts has been recorded.

Note 17	COMMITMENTS AND CONTINGENTS

Our principal executive offices are located at Suite #2610-1066 West Hastings Street in Vancouver, British Columbia, Canada. The office space is comprised of approximately 1000 square feet for which we pay $1,528 per month on a two months lease.

Worldwide Water, LLC

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“WWL”) against a number of defendants, including Hendrx, in the Superior Court for the County of Los Angeles, State of California, case no SC088178 for contractual fraud and patent infringement. The complaint alleges that an agreement between WWL and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with Fujian Yuxin Electronic Equipment Co. Ltd., a wholly owned subsidiary of Hendrx, to manufacture atmospheric water generators (“AWGs”), on an original equipment manufacturer (OEM) basis, that allegedly infringe WWL’s patents. WWL’s suit seeks damages of $1,000,000 from the defendants, including Hendrx, in addition to accrued interest and costs. Hendrx did not enter an appearance in this action. On March 17, 2006 a default judgment was entered against Hendrx. As at the date of this filing this judgment has not been set aside. Hendrx is attempting to retain and instruct counsel to have the default judgment vacated. Hendrx denies that it is culpable. Hendrx cannot give any assurance that it will be successful in its opposition to the plaintiffs claim and may be compelled to pay all or part of any judgment against it. Even if Hendrx is a successful in having the default judgment set aside or the case reopened it will face the cost of litigation and may ultimately be unsuccessful. The Company has recorded a $1,000,000 contingent liability to account for the judgment.

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

H2O Liquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by H2OLiquidair of Florida, LLC, a Florida LLC, (“H2L”) against a number of defendants, including Fujian Yuxin Electronic Equipment Co., Ltd (“Yuxin”) a wholly owned subsidiary of Hendrix and Hendrx Corp. in the United States District Court for the Southern District of Florida, Miami Division, Case No. 06-cv-22591-Seitz, for breach of contract, defective products and interfering by competing in its territory. The complaint alleges that several agreements entered between H2L and Yuxin during the years 2001 and 2002 to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly failed to perform when delivered in 2002. H2L’s suit seeks monetary damages from the defendants, including Hendrx, in addition to accrued interest and costs.. Hendrx did not enter an appearance in this action. On January 23, 2007 a default judgment was entered against Hendrx and its subsidiary Fujian Yuxin Electronic Equipment Co., Ltd. As at the date of this filing this judgment has been set aside. Yuxin has been removed as party and Hendrx is pressing to have the action dismissed as against it. Hendrx denies any culpability or liability in this matter. Hendrx cannot give any assurance that it will be successful in its opposition to the plaintiffs claim and may be compelled to pay all or part of any judgment against it. Even if Hendrx is successful it will face the cost of litigation and may ultimately be unsuccessful. The claim has not been quantified; therefore, the potential liability is not estimable. Management believes the amount recorded for contingencies is adequate for all potential claims.

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

During the 2005 and 2006 year, Mr.Tjandra authorized various lending and borrowing transaction with companies and individuals who were related to him. These transactions were done without the approval of the board of directors of Hendrx, Corp. These financial statements do not account for any potential contingencies that may arise from these transactions. Also the shares being held in escrow in the name of Mr. Tjandra from the acquisition of the Fujian Yuxin operation pending various actions to be performed by Mr. Tjandra, may be compromised due to non-performance. If these shares are returned to treasury, the recorded value of goodwill could be virtually eliminated.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Form 10-QSB. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

References in this Quarterly Report Form 10-QSB to "Hendrx", "the Company", "we", "us", and "our" referred to Hendrx Corp., a Nevada corporation.

Description of Business

Hendrx is engaged in the research and development, manufacture, marketing and world wide distribution of water generation, filtration, ionization, desalinization, and purification devices. Our main product lines include Atmospheric Water Generation (“AWG”) units, Alkaline Calcium Ionic Water Dispensers, and Reverse Osmosis (“RO”) systems.

Quantitative and Qualitative Disclosures of Various Risks

To date Hendrx has been unable to generate sufficient cash flow to expand marketing, and fund necessary research and development. There can be no assurance that our business strategy will provide sufficient cash flows to accomplish its objectives growth. Should we be unable to generate sufficient cash flow from the sale of our products, we will be required to seek financing from alternative sources such as additional sales of our common stock or incurring additional debt in order to accomplish our objectives. Hendrx can not provide assurance that these efforts, will be successful.

Hendrx’s business strategy is prone to significant risks and uncertainties which can have an immediate impact on efforts to increase net cash flow and deter future prospects of revenue growth. Our financial condition and results of operations depend primarily on revenue generated from the sale of AWG units and our ability to control expenses. Hendrx has a limited history of generating revenue that should not be viewed as an indication of continued growth and a historical record of incurring losses. Should we fail to consistently generate revenue and manage expenses to the point where it can maintain net cash flow, such failure will have an immediate impact on the our ability to continue business operations.

RESULTS OF OPERATIONS

Hendrx’s financial statements are stated in U.S. dollars in accordance with US GAAP and are consolidated with the financial statements of Eastway and Yuxin for the periods ended June 30, 2007.

During the period ended June 30, 2007, Hendrx was engaged in the research and development, manufacturing and marketing of AWG units from Fujian, China. Hendrx expects that during 2007 we will embark on a comprehensive marketing plan for the sale of AWG units while focusing on innovation through research and development.

During the period ended June 30, 2007, Hendrx realized a net loss of $864,365 from operations.

Six month periods ended June 30, 2007 and 2006

Gross Revenue

Revenue for the six month period ended June 30, 2007 was $1,023,971 as compared to $1,208,008 for the six month period ended June 30, 2006, a decrease of 15%. Revenue in the six month periods is based almost entirely on the sale of AWG units, which sales have dropped off significantly in the current period due to product complaints and the return of shipped product. Product modifications are now being tested to address these complaints. Hendrx expects to increase gross revenue over the next twelve months as we manufacture an improved product and focus on the implementation of our marketing plan.

Cost of Goods Sold

Cost of goods sold for the six months period ended June 30, 2007 was $1,041,074 as compared to $1,114,101 for the six month period ended June 30, 2006, a decrease of 7%. Cost of goods sold can be attributed primarily to the purchase of components used in the AWG units. The decrease in cost of goods sold reflects the corresponding decrease in revenue over the periods. The cost of goods sold remains high as we have not realized maximum production capacity from our manufacturing facility. This increases our cost for each unit produced. We expect the cost of goods sold will continue to fluctuate based on fluctuations in production..

Expenses

Selling expenses for the six month period ended June 30, 2007 were $74,767 as compared to $176,109 for the six month period ended June 30 2006, a decrease of 58%. Hendrx anticipates that selling expenses will increase over the next nine months as a comprehensive marketing strategy is launched to increase sales of our AWG units.

General and administrative expenses for the six month period ended June 30, 2007 were $423,640 as compared to $658,056 for the six month period ended June 30, 2006, a decrease of 36%. General and administrative expenses include personnel costs, consulting fees, professional advice, accounting expenses, auditing fees, public reporting and travel. Hendrx anticipates that general and administrative will decrease in future periods.

Net Losses

Net losses for the six month period ended June 30,, 2007 decreased to $864,365 from $900,145 for the comparable six month period ended June 30, 2006, a decrease of 4%. Net losses in the current six month period can be primarily attributed to general and administrative expenses and the decrease in revenues. Hendrx expects that net losses will continue to decrease in future periods in relation to anticipated increases in revenue and decreases in both our general and administrative costs and the cost of goods sold.

Liquidity and Capital Resources

Cash flow used for operations in the six month period ended June 30, 2007 was $596,222 as compared to cash flow used for operations of $847,526 for the six month period ended June 30, 2006. Cash flow used for operations for the current six month period can be primarily attributed to net losses. Hendrx expects that a decrease in net losses in future periods will produce cash flow from operations.

Cash flow provided by financing activities for the six month period ended June 30, 2007 was $687,438, as compared to cash flow provided by financing of $206,998 for the three month period ended June 30, 2006. Cash flow provided by financing activities in the current six month period can be attributed to short term bank loans and advances from related parties. Hendrx expects to produce additional cash flow from financing activities during 2007.

Cash flow used in investing activities for the six month period ended June 30, 2007 was $10,865 as compared to the decrease of $424,217 for the three month period ended June 30, 2006. Cash flow used in investing activities in the current six month period can be primarily attributed to the purchase of capital assets.

Capital Deficit

Hendrx had a working capital deficit of $1,912,254 as of June 30, 2007 and has funded its cash needs since inception from revenue in combination with debt and equity financing provided by banks and other related and unrelated parties. Hendrx anticipates that cash flow from revenues and anticipated equity placements and loans will be sufficient to fund operations in 2007. However, there can be no assurance that Hendrx will generate sufficient cash flows from revenue or debt or equity placements to fund current operations. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures will be primarily funded by future equity financings.

Loans

Hendrx’s bank loans of $2,756,421 are all guaranteed by Fujian Tienyu Steel Products Co., Ltd., (“Tienyu”) a company owned by the former chairman of the board of directors of Hendrx. In return, Hendrx, through its subsidiary Yuxin, has guaranteed Tienyu’s bank loans. Based on the financial results of Tienyu, Hendrx believes that Tienyu will be able repay its loans on a consistent basis. Nonetheless, Hendrx intends to reduce these mutual guarantees gradually over time.

Credit Facility

The Company has a financing arrangement with First Capital Invest Corp., a Swiss Corporation. Pursuant to the terms of the financing arrangement First Capital Invest Corp. agreed to provide up to $1 million in exchange for:

1.	a Convertible, Secured, Revolving Promissory Note;
2.	a Bridge Loan and Representation Agreement; and
3.	a security interest secured by the assets of the Company.

The Company may use the credit facility provided under this financing arrangement to fund its operations while it implements its business strategy.

On or about June 30, 2007 the Company used funds from the credit facility to supplement a shortfall in profit. To date the Company has received $300,000 from the credit facility.

Compensation Plan

Hendrx adopted a Stock Option and Compensation Plan (“Plan”) on March 12, 2005. Under the Plan, Hendrx may issue stock, stock appreciation rights, or grant options to acquire Hendrx's common stock to employees of Hendrx or its subsidiaries. The board of directors, at its own discretion may also issue stock, stock appreciation rights or grant options to other individuals, including consultants or advisors, who render services to Hendrx or its subsidiaries. Hendrx granted 350,000 options with an exercise price of $1.50 for a period of five years to all members of the board of directors as of March 12, 2005. As of June 30,, 2007, none of the options had been exercised.

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

Critical Accounting Policies

In Note 2 to the unaudited consolidated financial statements for the period ended June 30, 2007 and 2006 included in this Form 10-QSB, Hendrx discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Hendrx believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Hendrik Tjandra a director and chairman of the board of Hendrx since 16 December, 2004 resigned as a director March 30, 2007. Our continued operation will be largely dependent upon the efforts, knowledge and abilities of our management team. A loss of management’s strategic vision and the core of the team would be a hindrance to our prospects and success. Our future success also will depend in large part upon Hendrx’s ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives.

Hendrik Tjandra controls the Company’s operations in China. Mr. Tjandra’s approach to civil actions in the United States and Mr Tjandra’s payment of certain loan in China have had a negative impact on the the Company (see note # 17 to the financial statements). The directors of the Company are attempting to reach a resolution with Mr. Tjandra that will allow it to implement its business plan. There can be no assurance that such a resolution can be reached. If management cannot resolve issues with Mr. Tjandra quickly then there may be a material negative effect on the financial viability of the Company.

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

Our business is largely dependent on a limited number of customers

For the year ended December 31, 2006, one customer, Librex Group S.A.L., accounted for approximately 33% of our net sales. We have a contract with this customer, all of sales to them are made through purchase orders for OEM product. The loss of this customer, by an acquisition, other business combination or a decline in their business could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose our major customers or a substantial portion of our business with one or more major customers. If we fail to sell products to customers in the quantities anticipated, or if a major customers reduces or ends our relationship with us, market perception of our products and technology, our growth prospects, and our financial condition could be harmed. Any termination of our relationship with, or significant reduction or modification of the products we manufacture for Librex would materially reduce our revenue.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day. The limitations of our market and volatility of the market price of our stock, may cause investors to face difficulties in selling shares at attractive prices when they want.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. There may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

Going Concern

Hendrx’s auditor expressed concern as to Hendrx’s ability to continue as a going concern as a result of recurring losses, limited revenue-generating activities and working capital deficiency of $1,912,254 as of June 30, 2007, and may not have sufficient working capital for the next twelve months. Hendrx’s ability to continue as a going concern is subject to the ability of Hendrx to realize net income and obtain funding from outside sources. Management’s plan to address Hendrx’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of Hendrx’s securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow Hendrx to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

Hendrx’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Hendrx.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

H2O Liquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by H2OLiquidair of Florida, LLC, a Florida LLC, (“H2L”) against a number of defendants, including Fujian Yuxin Electronic Equipment Co. Ltd. (“Yuxin”) a wholly owned subsidiary of Hendrx and Hendrx Corp., in the United States District Court for the Southern District of Florida, Miami Division, Case No. 06-cv-22591-Seitz, for breach of contract, defective products and interfering by competing in its territory. The complaint alleges that several agreements entered between H2L and Yuxin during the years 2001 and 2002 to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly failed to perform when delivered in 2002. H2L’s suit seeks monetary damages from the defendants, including Hendrx, in addition to accrued interest and costs.. Hendrx did not enter an appearance in this action. On January 23, 2007 a default judgment was entered against Hendrx and its subsidiary Fujian Yuxin Electronic Equipment Co., Ltd. As at the date of this filing this judgment has not been set aside. A final order of default has not been entered. Hendrx has retained and instructed counsel and successfully reopened the case. Hendrx denies any culpability or liability in this matter. Hendrx cannot give any assurance that it will be successful in its opposition to the plaintiffs claim and may be compelled to pay all or part of any judgment against it. Hendrx has expended money and expects to make futher expenditures on this case and may ultimately be unsuccessful.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 33 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of August, 2007.

Hendrx Corp.

s/s George Solymar
Name:	George Solymar
Title:	Chief Executive Officer

s/s/ Susan Liu
Name:	Susan Liu
Title:	Chief Financial Officer and Principal Accounting Officer

INDEX TO EXHIBITS

EXHIBIT	PAGE
NO.	NO.	DESCRIPTION
3(i)(a)	*	Articles of Incorporation of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission (“Commission”) on January 12, 2004).
3(i)(b)	*	Amendment to the Articles of Incorporation dated March 28, 2005 (incorporated by reference to the Form 10-KSB filed with Commission on April 15, 2005).
3(ii)	*	Bylaws of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Commission on January 12, 2004).
10	*	Share Purchase Agreement dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2005).
31(a)	34	Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	35	Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(a)	36	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32(b)	37	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	*	Stock Option Plan adopted March 12, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

*	Incorporated by reference from previous filings of Hendrx.