Form 10QSB
period 2007-09-30
HENDRX CORP
filed 2007-11-15
CIK 1082696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007.

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
Yes[   ]   No [X]

At September 30, 2007, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HENDRX CORP.
INTERIM FINANCIAL STATEMENTS
September 30, 2007
(unaudited

BALANCE SHEETS

INTERIM STATATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO INTERIM FINANCIAL STATEMENTS

HENDRX CORP
Consolidated Balance Sheet
(Expressed in US Dollars)

	September	December
	30,	31,
	2007	2006
	(Unaudited	(Audited)
	Prepared by
Assets	Management)
Current Assets
Cash (Note)	$35,856	$29,198
Accounts receivable	454,214	340,752
Value added tax refundable	70,845	62,151
Inventories (Note 4)	2,190,176	1,892,506
Due from related parties (Note 9d)	28,518	6,353
Prepaid expenses	7,383	-
Loan receivable (Note 16)	113,390	-
Total Current Assets	2,900,383	$2,330,960
Property, Plant and Equipment-Net (Note 6)	5,419,146	5,826,460
Other assets
Long term loan receivable (Note 16)	-	108,903
Intangible assets-Net (Note 5)	2,550,875	2,684,427
Goodwill (Note 3)	31,854,137	31,854,137
Total Other Assets	34,405,012	34,647,467
Total Assets	$42,724,541	$42,804,887
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & Accrued liabilities (Note 8)	1,100,472	969,635
Accrued wages benefits (Note 11)	36,203	35,194
Short term bank loans (Note 10)	2,996,423	2,523,991
Due to related parties (Note 9e)	763,870	281,380
Total Current Liabilities	4,896,969	3,810,200
Contingent Liabilities Commitment (Note 12)	1,000,000	1,000,000

Total Liabilities	5,896,969	4,810,200
Stockholders' Equity
Capital stock (Authorized: 350,000,000)
Issued and outstanding: 37,238,067)
(December 31,2005: 37,238,067)
Par value $0.001	37,238	37,238
Additional paid in capital	43,196,066	43,196,066
Other Comprehensive Income	698,015	652,170
Retained (Deficit) Earnings	(7,103,748)	(5,890,787)
Total stockholders' equity	36,827,572	37,994,687

Total liabilities and stockholders' equity	$42,724,541	$42,804,887

Commitments: Note 3 and 10; Going Concern: Note 1; Guarantees: Note 10

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

HENDRX CORP
Consolidated Statement of Operations and Comprehensive Income
(Loss)
(Expressed in US Dollars)
(Unaudited - prepared by management)

		Three Months Ended			Nine Months Ended
		September 30			September 30
		2007	2006		2007	2006

Revenue		$400,533	$611,988		$1,424,504	$1,819,996
Cost of Goods Sold		370,560	574,684		1,411,634	1,688,785
Gross Profit		29,973	37,304		12,870	131,211
Selling Expenses		43,952	56,647		118,719	232,756
General and administrative expenses		169,545	17,569		593,185	481,109
Contract services		69,059	44,815		184,647	134,446
Salaries and wages		42,152	55,349		153,107	166,047
Total Expenses		324,709	174,380		1,049,658	1,014,358
Income (Loss) from Operations		(294,736)	(137,076)		(1,036,788)	(883,147)
Other Income (Expense)
Other income (expense)		(108)	(1,177)		(15,059)	(2,549)
Interest expenses		(53,751)	-		(161,114)	(152,702)
Profit (Loss) before Income taxes		(348,595)	(138,253)		(1,212,960)	(1,038,398)
Income Taxes	$		$-	$		$-
Net profit (loss) for the year		(348,595)	(138,253)		(1,212,960)	(1,038,398)
Net (loss) per common shares Basic
& Dilutive		(0.01)	(0.00)		(0.03)	(0.03)
Weighted Average Shares Outstanding		37,238,067	37,238,067		37,238,067	37,238,067
Other Comprehensive Income
Foreign Currency Translation Adjustments		83,927	-		45,845	-
Comprehensive Income (Loss)		$(264,668)	$(138,253)		$(1,167,115)	$(1,038,398)

HENDRX CORP
Consolidated Statement of Cash Flows
(Expressed in US Dollars)
(Unaudited - prepared by management)

	Nine Months Ended
	September 30
	2007	2006

Operating activities
Adjustments to reconcile net income (loss) to net Cash
Net losses	$(1,212,960)	$(1,038,398)
Amortization and depreciation	407,314	408,759
Impairment of intangible assets	133,552	131,442
Changes in operating assets and liabilities
Accounts receivable	(113,462)	(58,145)
VAT Refundable	(8,694)	33,525
Inventories	(297,670)	(82,143)
Prepaid expenses	(7,383)	2,500
Accounts payable & accrued expenses	131,847	(59,417)
Total funds from (used in) operating activities	(967,457)	(661,877)
Investing activities
Loan Receivable	(4,487)
Cash paid for property, plant, and equipment	-	(301,311)
Cash paid for intangible assets	-	(322,998)
Total funds from (used in) investing activities	(4,487)	(624,309)
Financing activities
Advances to related parties	(22,165)	-
Advances from related parties	482,490	(285,806)
Cash received from loans	472,432	-
Cash paid for loans	-	(18,143)
Total funds from (used in) financing activities	932,757	(303,949)

Cash, increase during the year	$(39,187)	$(1,590,135)
Foreign exchange	45,845	(67,266)
Cash, beginning of the year	29,198	1,733,580
Cash, end of the year	35,856	76,179

Supplementary cash flow information
Income taxes (refunded) paid	-	-
Cash paid for interest	161,114	93,838
Non cash financing and investing transactions:
Shares issued for accrued wage benefits
Stock Based Compensation
Other Comprehensive Income	45,845	(67,266)

The Accompanying Notes are an Integral Part of the Consolidated Financial Statements

Note 1.	ORGANIZATION AND NATURE OF BUSINESS

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $1,996,586 at September 30, 2007 and a net loss of $1,212,960 for the quarter then ended. The Company might not have sufficient work capital for the next twelve months and is dependent on financing to continue operation. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

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

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect (ie 350,000 stock options) on diluted earnings per share are excluded from the calculation.

Long-lived assets

The Company adopts SFAS 144 “Accounting for the impairment or disposal of long-lived assets.” The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its expected undiscounted cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset.

Capital assets and depreciation

Capital assets are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value. Depreciation expense for the quarter ended September 30, 2007 and the year ended December 31, 2006 are $57,337 and $79,917, respectively.

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

Account Receivables

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of clients; governmental agencies or credit lines of the client. Management has determined that allowance for bad debt will be based on a percentage of aged receivables. Allowance for bad debt at September 30, 2007 is estimated to be $0.

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

Research and development

Research and development costs, which include the cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred. The costs incurred for the quarter ended September 30, 2007 and the year ended December 31, 2006 are $19,671and $21,536 respectively.

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

Segmented information

The Company’s identifiable assets are all located in China except cash of $897 in Canada and cash of $438 in Switzerland, cash of $769 in Hong Kong and fixed assets of $2,065 in Canada. Revenue on a geographical basis is disclosed in Note 12, below.

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

September 30, 2007
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

Note 4.	INVENTORIES

September 30, 2007	September	December
	30,	31,
	2007	2006
Finished goods	$222,837	$379,674
Raw materials	914,668	815,442
Working-in-process	1,052,671	697,390
Total	$2,190,176	$1,892,506

Note 5.	INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION

September 30, 2007		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,431,593	$29,960	$1,401,633
Patents	1,259,899	110,657	1,149,242
Total	$2,691,492	$140,617	$2,550,875

December 31, 2006		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,788,410	$342,076	$1,446,334
Patents	2,060,759	822,666	1,238,093
Total	$3,849,169	$1,164,742	$2,684,427

Amortization expenses for the quarter ended September 30, 2007 and the year ended December 31, 2006 are $140,617and $177,787, respectively.

Note 6.	PROPERTY, PLANT AND EQUIPMENT

September 30, 2007		Accumulated
	Cost	Depreciation	Net
Buildings	$2,961,322	$797,506	$2,163,816
Manufacturing machinery and equipment	4,561,288	1,537,444	3,023,844
Transportation equipment	310,721	130,552	180,169
Electronic equipment	90,529	76,227	14,302
Leasehold improvement	18,377	4,007	14,370
Office equipment	80,627	58,665	21,962
Construction in progress	683	-	683
Total	$8,023,548	$2,604,402	$5,419,146

December 31, 2006		Accumulated
	Cost	Depreciation	Net
Buildings	$3,015,392	$700,834	$2,314,558
Manufacturing machinery and equipment	4,413,280	1,232,346	3,180,934
Transportation equipment	302,267	113,548	188,719
Electronic equipment	96,449	74,884	21,565
Leasehold improvement	18,377	2,714	15,662
Office equipment	76,336	54,028	22,309
Construction in progress	82,714	-	82,714
Total	$8,004,814	$2,178,354	$5,826,460

Depreciation expenses for the quarter ended September 30, 2007 the years ended December 31, 2006 are $57,337 and $79,917, respectively.

Note 7.	COMMON STOCK BASED COMPENSATION

Authorized

350,000,000 voting common shares at par value of $0.001 per share

Net Loss Per Share

Basic and diluted weighted average numbers of shares outstanding for the year ended December 31, 2006 are as follows:

	September 30,		December
			31
	2007	2006	2006
Numerator-Basic / Diluted
Net loss available for common stock	$(1,212,960)	$(1,038,398)	$(2,974,186)
Weighted average number of shares
(after forward split)
Basic	37,238,067	37,238,067	37,238,067
Diluted	37,238,067	37,238,067	37,238,067
Net Profit (Loss) per share
Basic	$(0.03)	$(0.03)	$(0.08)
Diluted	$(0.03)	$(0.03)	$(0.08)

Note 7.	COMMON STOCK BASED COMPENSATION (Cont’d)

350,000 Stock Options outstanding at September 30, 2007 are excluded from fully diluted Net Profit (Loss) per share due to anti-dilution.

Stock Options / Stock Based Compensation

Stock options outstanding at September 30, 2007:

Options Outstanding
	Weighted-
Number	Average		Number	Number
Outstanding at	Remaining		Exercisable at	Exercisable at
September 30	Contractual	Exercise	September 30	September 30
2007	Life (years)	Price	2007	2006
350,000	3	$1.50	--	--

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

Stock based compensation expensed for the year ended December 31, 2005 was $1,764,000 and is also disclosed as contributed surplus. There were no options granted by September 30, 2007.

Note 8.	ACCOUNTS PAYABLE

	September	December
	30	31,
	2007	2006
Accounts payable - trade	$973,359	$887,609
Other payables	127,113	82,026
Total	$1,100,472	$969,635

Note 9.	RELATED PARTY TRANSACTIONS

(a)	During the nine months ended September 30, 2007, sales to related parties are as follows:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
Related Parties	2007	2006
Tianyu Huang Bi	$1,040	$4,246
Total	$1,040	$4,246

(b)	During the nine months ended September 30, 2007, purchases from related parties are as follows:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
Related Parties	2007	2006
Fuqing Huanyu plastic products Co., Ltd.
controlled by sister of Mr. Hendrik Tjandra	$45,535	$68,973
Fuqing Tiansheng Oil Company	-	6,858
Controlled by brother of Mr. Hendrik Tjandra
Total	$45,535	$75,831

(c)	During the nine months ended September 30, 2007, the Company paid total consulting services of $184,647 to officers and directors.

(d)	Balances due from related parties, are as follows:

	Nine Months Ended	Year Ended
	September 30	September 30,
	2007	2006
PT.Galakst Perkasa	21,905
Controlled by Mr Hendrik Tjandra	-	-
Fuzhou sales Department	$1,370	$4,382
Fuqing Yuongxian Pringting Co.,Ltd	5,243	4,972
controlled by sister of Mr Hendrik Tjandra
Total	$28,518	$9,354

(e)	Balances due to related parties, are as follows

	September	December
	30	31,
	2007	2006
Fujian Tiansheng Agricultrual Stock Holding Co.	$337,502	$155,266
Controlled by brother of Mr Hendrik Tjandra
PT.Galakst Perkasa	0	30,430
Controlled by Mr Hendrik Tjandra
Fuqing Huanyu Plastic Products. Co.Ltd	27,882	25,683
Controlled by sister of Mr Hendrik Tjandra
Fujian Tiansyu Steel Products Co., Ltd	171,073
Controlled by brother of Mr. Hendrik Tjandra
George Solymar	175,002	70,000
CEO of the Company
Nadir Walji	46,387
Director of the Company
Susan Liu	5,139
CFO of the Company
Cherry Cai	885
Prior CFO of the Company
Total	$763,870	$281,380

Note 10.	SHORT TERM BANK LOANS/GUARANTEES

Short-term loans are borrowing from banks. The terms of these short term loans are summarized as follows:

	Interest Rate	September 30	December 31
	(Per Year)	2007	2006
Agricultural Bank of China,
Fuqing Branch	6.57% to 7.02%	$2,227,780	$2,139,627
XingYie Bank,
Fuqing Branch	7.839 % to 8.541%	362,848	384,364
First Capital Invest Corp	7.00%	325,755
Others		80,040
Total		$2,996,423	$2,523,991

These short-term loans are secured by the Company’s assets and guaranteed by Fujian Tianyu Steel Products Co., Ltd. owned by Mr Hendrik Tjandra. Bank interests for the nine months ended September 30 2007 and the year ended December 31, 2006 are $116,114 and $183,365, respectively.

The Company also provides guarantees of bank loans of, Fujian Tianyu Steel Products Co., Ltd., owned by Mr Hendrik Tjandra, in the amount of $8,884,440 (RMB66,600,000) at September 30, 2007 and $4,292,020 (RMB33,500,000) at December 31, 2006, Fujian Tiansheng Agriculture Stock Co., Ltd, owned by Mr. Huang Yu Sen ( Elder brother of Mr. Hendrik Tjandra), in the amount of $1,140,570 at September 30, 2007, and Fuqing Tiansheng Forest Art and Flower Co., Ltd, also owned by Mr. Huang Yu Sen ( Elder brother of Mr. Hendrik Tjandra), in the amount of $1,574,120 at September 30, 2007

The main products of Fujian Tiansheng Agriculture Stock Co., Ltd are edible oil, soft drink, and health care products. The main products of Fuqing Tiansheng Forest Art and Flower Co., Ltd are vegetable and fruit, forest, flower, and miniascape products.

Bank guarantees and bank loans of Fujian Tianyu Steel Products Co., Ltd., Fujian Tiansheng Agriculture Stock Co., Ltd, and Fuqing Tiansheng Forest Art and Flower Co., Ltd, as borrowers from the banks, are below:

	Bank Loan Payable		Maximum Amount
	Balance at		of Guarantee at
	September 30, 2007		September 30, 2007
	RMB	US$	RMB	US$
Fuqing Agriculture Bank	86,950,000	$11,599,130	86,950,000	$11,599,130
Communication Bank	0	0	0	0
TOTAL	86,950,000	$11,599,130	86,950,000	$11,599,130

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

	Bank Loan Payable		Maximum Amount
	Balance at		of Guarantee at
	December 31, 2006		December 31, 2006
	RMB	US$	RMB	US$
Fuqing Agriculture Bank	23,500,000	$3,010,820	23,500,000	$3,010,820
Communication Bank	10,000,000	1,281,200	10,000,000	1,281,200
TOTAL	33,500,000	$4,292,020	33,500,000	$4,292,020

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

Note 11.	PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at September 30, 2007, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 12.	GEOGRAPHIC INFORMATION

(a)	Revenue from customers

	Nine Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2006
Countries	$	%	$	%
China	198,918	13.96%	119,048	6.54%
Israel	424,125	29.77%	350,591	19.26%
Lebanon	126,786	8.90%	720,068	39.56%
Saudi Arabia	26,042	1.83%	260,922	14.34%
United States	186,285	13.08%	159,364	8.76%
Malaysia	122,278	8.58%	-
Turkey	73,245	5.14%
Austrilia	68,131	4.78%
France	58,140	4.08%	-
Indonisia	60,282	4.23%	(36,553)	-2.01%
Spain	61,354	4.31%
United Arab			112,774	6.20%
Others	18,918	1.34%	133,782	7.35%
Total	1,424,504	100.00%	$1,819,996	100.00%

Note 13.	PATENTS

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

Components of deferred tax assets as of September 30, 2007 and 2006 respectively are as follows:

		As of
	September	December
	30	31
	2007	2006
Net operating loss carry forward	$0	$0
Valuation allowance	$0	$0
Net deferred tax asset	$0	$0

The components of current income tax expense as of September 30, 2007 and 2006 respectively are as follows:

		September		December
		30		31
		2007		2006
Current federal tax expense		$-		$-
Current state tax expense		$-		$-
Change in NOL benefits	$		$
Change in valuation allowance	$		$
Income tax expense		$-		$-

The Company has operations in China and Canada, neither of which allow for carry forward of tax losses.

Note 15.	SALES DISTRIBUTORS

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

As at September 30, 2007, a subsidiary of the Company has a loan of RMB850,000 or US$113,390 (as at December 31, 2004, the loan was RMB950,000 or US$ 114,952) receivable from Hengxing Trading Company. The loan was arranged in August 2002 by the subsidiary in China for business development purposes. This amount is unsecured, yields no interest, with no specific terms of repayment. This loan has been reclassified as a long-term loan as it has been outstanding since 2002. Management expects this loan to be paid in full and accordingly; no allowance for doubtful accounts has been recorded.

Note 17	COMMITMENTS AND CONTINGENTS

Our principal executive offices are located at Suite #2610-1066 West Hastings Street in Vancouver, British Columbia, Canada. The office space is comprised of approximately 1000 square feet for which we pay $1,491 per month on a two months lease.

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

Note 17	COMMITMENTS AND CONTINGENTS (Cont’d)

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

On September 24 2007 the United States District Court Southern District of Florida ruled on a motion brought by Hendrx and Fujian Yuxin to be dismissed from the Action. Hendrx’s motion to dismiss the case for lack of Personal Jurisdiction was granted and Hendrx was dismissed from the action. The Court Granted the Plaintiff an extension of time to effect service Fujian Yuxin until December 2, 2007 at which time the court may of its own motion dismiss the case against Fujian Yuxin..

If Fujian Yuxin is properly served within the time of the extension the court will allow it to make further submissions on its motion to dismiss the action.

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

RESULTS OF OPERATIONS

Hendrx’s financial statements are stated in U.S. dollars in accordance with US GAAP and are consolidated with the financial statements of Eastway and Yuxin for the periods ended September 30, 2007.

During the period ended September 30, 2007, Hendrx was engaged in the research and development, manufacturing and marketing of AWG units from Fujian, China. Hendrx expects that during 2007 we will embark on a comprehensive marketing plan for the sale of AWG units while focusing on innovation through research and development.

During the period ended September 30, 2007, Hendrx realized a net loss of $1,212,960 from operations.

Nine month periods ended September 30, 2007 and 2006

Gross Revenue

Revenue for the nine month period ended September 30, 2007 was $1,424,504 as compared to $1,819,996 for the nine month period ended September 30, 2006, a decrease of 22%. Revenue in the nine month periods is based almost entirely on the sale of AWG units, which sales have dropped off significantly in the current period due to product complaints and the return of shipped product. Product modifications are now being tested to address these complaints. Hendrx expects to increase gross revenue over the next twelve months as we manufacture an improved product and focus on the implementation of our marketing plan.

Cost of Goods Sold

Cost of goods sold for the nine months period ended September 30, 2007 was $1,411,634 as compared to $1,688,785 for the nine month period ended September 30, 2006, a decrease of 16%. Cost of goods sold can be attributed primarily to the purchase of components used in the AWG units. The decrease in cost of goods sold reflects the corresponding decrease in revenue over the periods. The cost of goods sold remains high as we have not realized maximum production capacity from our manufacturing facility. This increases our cost for each unit produced. We expect the cost of goods sold will continue to fluctuate based on fluctuations in production..

Expenses

Selling expenses for the nine month period ended September 30, 2007 were $118,719 as compared to $232,756 for the nine month period ended September 30 2006, a decrease of 49%. Hendrx anticipates that selling expenses will increase over the next nine months as a comprehensive marketing strategy is launched to increase sales of our AWG units.

General and administrative expenses for the nine month period ended September 30, 2007 were $1,092,053 as compared to $934,304 for the nine month period ended September 30, 2006, an increase of 17%. General and administrative expenses include personnel costs, consulting fees, professional advice, accounting expenses, auditing fees, public reporting and travel. Hendrx anticipates that general and administrative will increase in future periods, because of the lawsuits.

Net Losses

Net losses for the nine month period ended September 30, 2007 increased to $1,212,960 from $1,038,398 for the comparable nine month period ended September 30, 2006, a increase of 17%. Net losses in the current nine month period can be primarily attributed to general and administrative expenses and the decrease in revenues. Hendrx expects that net losses will continue to decrease in future periods in relation to anticipated increases in revenue and decreases in both our general and administrative costs and the cost of goods sold.

Liquidity and Capital Resources

Cash flow used for operations in the nine month period ended September 30, 2007 was $967,457 as compared to cash flow used for operations of $661,877 for the nine month period ended September 30, 2006. Cash flow used for operations for the current nine month period can be primarily attributed to net losses. Hendrx expects that a decrease in net losses in future periods will produce cash flow from operations.

Cash flow provided by financing activities for the nine month period ended September 30, 2007 was $928,270, as compared to cash flow used by financing of $303,949 for the nine month period ended September 30, 2006. Cash flow provided by financing activities in the current nine month period can be attributed to short term bank loans and advances from related parties. Hendrx expects to produce additional cash flow from financing activities during 2007.

Cash flow used in investing activities for the nine month period ended September 30, 2007 was $0 as compared to the decrease of $624,309 for the nine month period ended September 30, 2006. Cash flow used in investing activities in the current nine month period can be primarily attributed to the purchase of capital assets.

Capital Deficit

Hendrx had a working capital deficit of $1,996,586 as of September 30, 2007 and has funded its cash needs since inception from revenue in combination with debt and equity financing provided by banks and other related and unrelated parties. Hendrx anticipates that cash flow from revenues and anticipated equity placements and loans will be sufficient to fund operations in 2007. However, there can be no assurance that Hendrx will generate sufficient cash flows from revenue or debt or equity placements to fund current operations. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future. Commitments for future capital expenditures will be primarily funded by future equity financings.

Loans

Hendrx’s bank loans of $2,996,423 are all guaranteed by Fujian Tienyu Steel Products Co., Ltd., (“Tienyu”) a company owned by the former chairman of the board of directors of Hendrx. In return, Hendrx, through its subsidiary Yuxin, has guaranteed Tienyu’s bank loans. Based on the financial results of Tienyu, Hendrx believes that Tienyu will be able repay its loans on a consistent basis. Nonetheless, Hendrx intends to reduce these mutual guarantees gradually over time.

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

On or about September 30, 2007 the Company used funds from the credit facility to supplement a shortfall in profit. To date the Company has received $325,755 from the credit facility.

Compensation Plan

Hendrx adopted a Stock Option and Compensation Plan (“Plan”) on March 12, 2005. Under the Plan, Hendrx may issue stock, stock appreciation rights, or grant options to acquire Hendrx's common stock to employees of Hendrx or its subsidiaries. The board of directors, at its own discretion may also issue stock, stock appreciation rights or grant options to other individuals, including consultants or advisors, who render services to Hendrx or its subsidiaries. Hendrx granted 350,000 options with an exercise price of $1.50 for a period of five years to all members of the board of directors as of March 12, 2005. As of September 30,, 2007, none of the options had been exercised.

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

Critical Accounting Policies

In Note 2 to the unaudited consolidated financial statements for the period ended September 30, 2007 and 2006 included in this Form 10-QSB, Hendrx discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. Hendrx believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

Hendrx’s auditor expressed concern as to Hendrx’s ability to continue as a going concern as a result of recurring losses, limited revenue-generating activities and working capital deficiency of $1,996,586 as of September 30, 2007, and may not have sufficient working capital for the next twelve months. Hendrx’s ability to continue as a going concern is subject to the ability of Hendrx to realize net income and obtain funding from outside sources. Management’s plan to address Hendrx’s ability to continue as a going concern, include: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of Hendrx’s securities; (3) generating sufficient revenues to sustain operations; and (4) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow Hendrx to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.      CONTROLS AND PROCEDURES

Hendrx’s chief executive officer and chief financial officer are responsible for establishing and maintaining disclosure controls and procedures for the Hendrx.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

H2O Liquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by H2OLiquidair of Florida, LLC, a Florida LLC, (“H2L”) against a number of defendants, including Fujian Yuxin Electronic Equipment Co. Ltd. (“Yuxin”) a wholly owned subsidiary of Hendrx and Hendrx Corp., in the United States District Court for the Southern District of Florida, Miami Division, Case No. 06-cv-22591-Seitz, for breach of contract, defective products and interfering by competing in its territory. The complaint alleges that several agreements entered between H2L and Yuxin during the years 2001 and 2002 to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly failed to perform when delivered in 2002. H2L’s suit seeks monetary damages from the defendants, including Hendrx, in addition to accrued interest and costs. On September 24 2007 the United States District Court Southern District of Florida ruled on a motion brought by Hendrx and Fujian Yuxin to be dismissed from the Action. Hendrx’s motion to dismiss the case for lack of Personal Jurisdiction was granted and Hendrx was dismissed from the action. The Court Granted the Plaintiff an extension of time to effect service Fujian Yuxin until December 2, 2007 at which time the court may of its own motion dismiss the case against Fujian Yuxin..

If Fujian Yuxin is properly served within the time of the extension the court will allow it to make further submissions on its motion to dismiss the action.

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

/s/ Susan Liu
Name: Susan Liu
Title: Chief Financial Officer and Principal Accounting
Officer

INDEX TO EXHIBITS

EXHIBITPAGE

NO.	NO.	DESCRIPTION
3(i)(a)	*	Articles of Incorporation of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission (“Commission”) on January 12, 2004).
3(i)(b)	*	Amendment to the Articles of Incorporation dated March 28, 2005 (incorporated by reference to the Form 10-KSB filed with Commission on April 15, 2005).
3(ii)	*	Bylaws of Hendrx adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Commission on January 12, 2004).
10	*	Share Purchase Agreement dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2005).
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	*	Stock Option Plan adopted March 12, 2005 (incorporated by reference to the Form 10- KSB filed with the Commission on April 15, 2005).

* Incorporated by reference from previous filings of Hendrx.