Form 10QSB/A
period 2007-09-30
HENDRX CORP
filed 2007-11-16
CIK 1082696

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10QSB is being filed to conform signatures in the certifications which were inadvertently excluded in the previous filing.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hendrx Corp.

Date: November 14, 2007	/s/ George Solymar
Name: George Solymar
Title: Chief Executive Officer

Date: November 14, 2007	/s/ Susan Liu
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