Form 10-K
period 2007-12-31
HENDRX CORP
filed 2008-04-14
CIK 1082696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-50546

HENDRX CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0914052 (I.R.S. Employer Identification No.)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada, V6E 3X2

(Address of principal executive offices) (Zip Code)

(888) 436-3791

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (22,518,067 shares) was approximately $2,476,987 based on the average closing bid and asked prices ($0.11) for the common stock on April 8, 2008.

At April 8, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

PART I

ITEM 1.	BUSINESS

As used herein the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Hendrx Corp., its subsidiaries, and its predecessor, unless context indicates otherwise.

Corporate History

The Company was incorporated in the State of Nevada on May 4, 1998 as “Starsoft, Inc.” for the purpose of developing business software for legalized gambling applications. Due to fiscal constraints, we ceased significant business operations at the end of October in 2000. Between November of 2000 and December of 2004, we remained without significant operations.

On December 16, 2004, the Company concluded a Share Purchase Agreement (“Agreement”) with Eastway Global Investment Limited (“Eastway”), Fujian Yuxin Equipment Co., Ltd., (“Yuxin”), Hendrik Tjandra, and David Tjahjadi in connection with our acquisition of Eastway and its wholly owned subsidiary Yuxin, a research and development, manufacturing, marketing and distribution organization located in Fujian, China. The acquisition of Yuxin included all the intellectual property related to its product lines, the manufacturing facility in China, marketing rights, inventories, distribution agreements, and trained employees. On March 28, 2005, we changed our name to “Hendrx Corp.”

The Company’s principal executive offices are located at 2610-1066 West Hastings Street, Vancouver, British Columbia, Canada, V6E 3X2, and our telephone number is (888) 436-3791.

The Company’s registered statutory office is located at Laughlin Associates, Inc., 2533 North Carson Street, Carson, Nevada, 89709.

The Company trades on the Over the Counter Bulletin Board under the symbol “HDRX.”

The Company

The Company is engaged in the research and development, manufacture, marketing and world-wide distribution of water generation, filtration, ionization, desalinization, and purification devices. Our main product lines include atmospheric water generation (“AWG”) units, alkaline calcium ionic water dispensers, and reverse osmosis systems.

Technology

Atmospheric Water Generation

Atmospheric water generation units extract and purify drinking water from the air. Retrieving moisture from the air is practical, accessible, readily available and virtually unlimited in supply for creating safe, secure, potable water that meets or surpasses the highest international standards for water quality at a competitive price.

Our AWG machines extract water from the atmosphere by (i) pulling air though a filter, (ii) cooling the incoming air, thus producing condensation, (iii) capturing the water, and (iv) pumping the water through a series of filtration systems and germicidal Ultra Violet lights for purification.

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

Reverse Osmosis

The Company also manufactures reverse osmosis units. Reverse osmosis is a process by which water is purified utilizing a semi-permeable membrane thereby removing impurities and minerals. Reverse osmosis requires four gallons of water for every one gallon of purified water it produces. The Company’s stand alone dispensers and models installed under sink units on the market.

Reverse osmosis, also known as hyper filtration, is the finest filtration known. This process will allow the removal of particles as small as ions from a solution. Reverse osmosis is used to purify water and remove salts and other impurities in order to improve the color, taste or properties of the fluid. It can be used to purify fluids such as ethanol and glycol, which will pass through the reverse osmosis membrane, while rejecting other ions and contaminants from passing. The most common use for reverse osmosis is in purifying water. It is used to produce water that meets the most demanding specifications that are currently in place. Reverse osmosis uses a membrane that is semi-permeable, allowing the fluid that is being purified to pass through it, while rejecting the contaminants that remain. As some of the fluid passes through the membrane the rest continues downstream, sweeping the rejected species away from the membrane. The process of reverse osmosis requires a driving force to push the fluid through the membrane, and the most common force is pressure from a pump. The higher the pressure, the larger the driving force. As the concentration of the fluid being rejected increases, the driving force required to continue concentrating the fluid increases.

Reverse osmosis is capable of rejecting bacteria, salts, sugars, proteins, particles, dyes, and other constituents that have a molecular weight of greater than 150-250 daltons. The separation of ions with reverse osmosis is aided by charged particles. This means that dissolved ions that carry a charge, such as salts, are more likely to be rejected by the membrane than those that are not charged, such as organics. The larger the charge and the larger the particle, the more likely it will be rejected.

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

Alkaline water is full of hydroxyl ions and has many claimed internal benefits. Acidic water is full of hydrogen ions and is shown to be beneficial to skin and plants. Research shows that ionized water balances body pH, is apowerful antioxidant, and is a powerful detoxifier/hydrator. The suggested benefits of alkaline water, water with a high pH, include the following: it increases energy, boils faster, tastes better, hydrates more efficiently, promotes regularity, facilitates nutrient absorption and promotes overall health.The suggested benefits of acidic water, water with a low pH, include the following: it kills bacteria on contact, helps heal cuts, blisters, scraps, or rashes, provides excellent relief from mosquito bites, bee stings, poison ivy & poison oak, conditions skin, relieves chapped hands & dry, itchy skin, works as an astringent, is an excellent treatment for acne, eczema and athlete’s foot, promotes plant growth and extends the life of cut flowers

Desalination

We have recently started developing what we consider to be a revolutionary and technological breakthrough: portable desalination systems. These units effectively remove salt from seawater which is then transformed into fresh water for drinking.

Products

Designed with our customers first and foremost in mind, all our products feature high-technology design and elegance combined with user-friendly, sensible functionality. As a pioneer in the atmospheric water industry, we have applied our experiences and knowledge in the design and engineering of all our products over the last few years. All products use quality components to ensure trouble-free operation. Each of our products includes the following features:

•	Advanced water filtration and purification systems;
•	Digital-wide screens dynamic display for convenience and ease-of-use;
•	Electronic sensors that turn certain functions of the machines “on” and “off” automatically;
•	Microcomputers to control many functions of the machines and ensure the machines’ smooth and trouble-free operations;
•	Venturi fans for noise control and quiet operation;
•	Proprietary activated carbon filters for purity and taste;
•	Germicidal UV Sterilization to eliminate bacteria and other organisms;
•	Cool, warm, & hot water outputs; and
•	Dow Chemical reverse osmosis filters.

The Company’s products, which are manufactured in China under the strictest quality guidelines, include:

The Rainmaker

A multi-functional machine, the Rainmaker is a water generating AWG, dehumidifier, and air filter designed to fit on the countertop. The Rainmaker includes the following features:

•	Allows for a water supply independent of local government supplier;
•	Functions as an air cleaner;
•	Can be used in a number of environments, including the home, office, hospitals, on boats, and in schools;
•	Extremely cost efficient – about 10% of the cost of bottled water;
•	100% chemical free water creation;
•	ASMI stainless steel components; and
•	We demonstrate our commitment to quality with a one year warranty on parts and labor.

The Hendrx

The Hendrx is a full sized AWG designed for the average household or office. The features of the Hendrx are similar to those of the Rainmaker, except that it is a floor standing unit with higher storage capacity. Features include:

•	Full size water generator capable of producing up to 29 liters of fresh water per day;
•	Three dispensers for hot, warm, and cold water; and
•	Unit is mounted on rollers and can easily be moved from room to room.

The Osmo

The Osmo is a unit using the reverse osmosis process in a 5-stage filtration system. The Osmo’s features include:

•	UV lamp sterilization;
•	FDA approved materials;
•	Overheat protection;
•	Provides hot, warm, and cold water;
•	Micro-computer control system; and
•	Available in counter and floor models.

The Ionic

An upright model similar to the Osmo, the Ionic produces ionized water using tap water as its main source.

OEM Products

The Company currently manufactures atmospheric water generators for two original equipment manufacturers in the United States and one in Lebanon. The products are manufactured under the following brands:

☑	The Aqua Maker M-10 which is manufactured for Houston based Aqua Maker. The product is an upright model for which the Company supplies the atmospheric water generator based on Aqua Maker’s design; and
☑	The SOHO which is manufactured for Florida based Air Water Corporation.
☑	The Waterex or WR-2 is manufactured for the Librex Group S.A.L. based in Beruit, Lebanon.

Products in Development

In order to remain a leader in the atmospheric water industry,The Company is in various stages of development for additional innovative products. The following are products are in development:

•	The Uti – a multi-functional unit that includes an air conditioner, space heater, dehumidifier, air purifier, water purifier, and AWG;
•	The Desalinator – a portable machine capable of converting sea water into fresh drinking water;
•

The Aquarius 10 – a top of the line residential/office upright atmospheric water generator featuring a 10-gallon stainless steel storage tank and more durable design. The Company intends to initially assemble the Aquarius 10 in the United States; and

•	The Big Blue – these are commercial and industrial AWGs capable of producing between 83 gallons and 3,500 gallons of drinking water per day.

The Company also produces a host of other small water purification devices including carbon filtration systems similar to the “PUR” and “Britta” brands.

Capacity

The Company has approximately 162 skilled employees at its manufacturing plant in Fujian, China with a production capacity of more than 200,000 atmospheric water generation units, reverse osmosis devices, and alkaline calcium ionic water devices annually. The Company is currently exporting these products through 11 distributors to over 40 countries including the United States, Australia, Italy, Saudi Arabia, Israel, Lebanon, Malta, Singapore, and India. The Company has coordinated a network of international distributors and is licensing specific geographical territories on a sales performance basis.

Competition

The water generation, water purification and bottled water industries are highly competitive. The Company competes against a number of firms in various industries world-wide. There can be no assurance that other companies will not develop new or enhanced products that are either more effective than the Company’s products or would render the Company’s products non-competitive or obsolete. The Company mainly competes with tap water, bottled water and “point of use” filtration technologies such as AWG and Reverse Osmosis.

We consider our AWG products to be the hallmark of the company and see the five gallon bottled water dispenser industry as a major competitor. The five gallon bottled water market in North America exceeds $1 billion in sales. The bottled water dispenser market is booming but the Company believes it can compete by keeping water costs lower. The big advantages of AWG units as compared with bottled water dispensers are that they eliminate the need for delivery and storage of the bottles themselves, thus removing costs and clutter. In addition, AWG units purify surrounding air as they operate.

The reverse osmosis water dispenser industry is another AWG technology competitor. Under-counter reverse osmosis systems represent a $250 million global market and are growing at the rate of 8% per year. In the U.S. alone there are 100,000 installed units per year representing $150 million in sales. The market for reverse osmosis units is very competitive, often plagued by price wars. “Big Box” retailers such as Lowes, Home Depot and Sears are the primary distribution channels for these products, with retail water treatment dealers sharing a small portion of the market. We believe that we can successfully compete for the reverse osmosis market segment with some innovative solutions and design of our own reverse osmosis systems and will compete using our AWG units by keeping overall water costs lower.

Another growing segment in which the Company is increasing market share is the segment of alkaline ionic water. The feedback from industry experts and our distributors is that alkaline ionic water machines are gaining popularity and may surpass the reverse osmosis market segment.

Despite certain competition that has appeared within the last three years, we believe that we can retain significant market advantages because we:

•	are the industry pioneer; the first company to develop and mass-produce the atmospheric water generator; the only company with almost 5 years manufacturing track record;
•	are the market veteran in the industry and have experience and expertise resulting in the production of high-quality and reliable products;
•	have a broad range of products;
•	have well developed distribution channels through qualified distributors and wholesalers;
•	have manufacturing efficiencies to keep product quality high and cost of production low; and
•	continue in our R&D practices and keep numerous productions under development.

The identification of market players is a subjective proposition, not only because it requires the determination of criteria to suggest involvement in the relevant market, but also because the number of peripheral players requires decisions on which companies to include and which to exclude.

Companies that distribute AWGs and companies that manufacture AWGs must be properly distinguished. The Company falls into the category of a “manufacturer.” As such, we have taken a broad view of market players involved in the manufacturing of AWG to include:

Residential/Office Models

•

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

Weaknesses:

With almost all of the company’s revenues made by carrying out massive government water treatment and purification projects, Hyflux does not appear to spend much of its resources or focus its efforts on the air to water industry. We regard them as a main competitor.

•

Dong Yang Co. Ltd., (www.dywater.net) is based in Kimpo, South Korea. The company has been involved with the manufacturing of residential/office water purification devices using Reverse Osmosis for 20 years. They entered the AWG water industry in 2002 with an upright full size unit known today as the M-10. This unit is 50% larger in size than the full-sized the Company unit.

Strengths: The M-10 is well built and uses high-quality Korean components. The company has 20 years of experience in water purification and water filtration.

Weaknesses: Dong Yang had recently shrunk its operations and eliminated all other water filtration products from their lines, opting instead to concentrate on producing the air water generators.

Although well-built and somewhat reliable, the Company considers the M-10 bulky, noisy and thus generally unsuitable for homes and offices. The company shows pictures of another countertop water machine on their website, but there is no evidence that the product is available in the market. Having only one model in the market makes Dong Yang in a difficult position to compete with the Company and other AWG manufacturers.

•

Wataire Industries (www.wataireindustries.com) is a publicly traded company on the pink sheets with its corporate office in Vancouver, Canada. Having been in the atmospheric water business for a number of years, the company has kept a very low profile, only to rise again in the past year by revamping and redesigning their products.

Wataire’s full-sized upright AWG, called the WII-4010, also closely resembles the Hendrx model. According to the website, Wataire’s manufacturing facility is located in Sydney, Australia. Additionally, Wataire also offers industrial/commercial water generators.

Industrial/Commercial Units

•

Munters Corporation (www.munters.us) is a Swedish based company with $700 million in annual sales, and thus is the world’s largest dehumidification company. Munters’ entry into the industrial/commercial atmospheric water generators industry in 2003 was a horizontal expansion. Utilizing Munters’ base unit dehumidifier with a few modifications, they were able to deliver 18 models to the market in early 2005. In March 2005, Munters won the “Most Innovative Product” award during the Air conditioner, Heating and Refrigeration (AHR) Expo in Orlando, Florida. With 29 offices and facilities throughout the world employing over 3,000 people, the Munters atmospheric water generators are assembled in Texas.

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

•

Air Water Corporation (www.airwatercorp.com) is a Florida based subsidiary of the publicly traded Universal Communications Systems (under the ticker symbol “UCSY”). Although, Air Water Corporation obtains their residential/office water generator from the Company, they currently offer five industrial/commercial water generators producing from 120 liters to 1000 liters per day.

Strengths: Air Water Corporation’s marketing is well polished and the company seems to be making an aggressive and coordinated effort to penetrate the market. The company has a good public relations mechanism and seems to be adequately financed.

Weaknesses: Air Water Corporation does not currently manufacture any of its machines, although it has purchased exclusive distribution rights for some machines being manufactured in India. Without any proprietary merchandise or in-house research and development capacity, the company may find itself forced to sell antiquated, second generation machines within a very short period of time.

Dealing with Competition

When the Company began its AWG operations in October 2001, it was the first and only company in the world to bring the concept of an air-water generator into mass production and to distribute such a product to a world-wide market. Since then other companies have develop similar products as atmospheric water technology is not extremely difficult to copy or reproduce. In dealing with competitors, the Company intends to:

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

As an industry pioneer, the Company must establish itself as the company that consumers seek when they intend to purchase an atmospheric water generator. We must also establish the Company as the company potential distributors look toward when they intend to enter into the atmospheric water business. This can be done through a series of carefully planned marketing strategies to create “brand” and “product” awareness with potential customers (end-users) and distributors in the targeted markets.

3.	Form Strategic Alliances with competitors.

Certain companies are too large to compete with. Moreover, they may only manufacture products that compete with one or two of our products. In this case, we could increase our value and market position by forming strategic alliances with these companies through agreements to cross-sell and protect each other’s products and technologies. The Company could then direct R&D funds into particular products instead of spreading them across the development of all of our products. With smaller competitors, the Company would use its market leader status by getting them to purchase products from the Company. So far, we have implemented this strategy successfully with Aqua Maker and Air Water Corporation.

Competitive Advantages

Although the sectors being targeted by the Company may appear to be crowded, the simple fact remains that none of these companies have capabilities – manufacturing, design, and distribution – to the extent realized by the Company. These distinctions and their tremendous advantages enable superior products and infrastructure and separate us from our competitors.

Marketability

When we look at the marketability of our products, we consider the following factors:

•	Plain tap water, which in many countries was once the main source of drinking water, is being gradually replaced by bottled or filtered water for fear of contaminants;
•	Water is the most purchased non-alcoholic beverage in the United States and in many other parts of the world;
•	The market is dominated by a small number of large companies;
•	The industry has come under scrutiny with regard to water quality;
•	Consumers are looking for alternative sources of high quality, fresh drinking water;
•	Demand for fresh water by the world’s population is much higher than available supply; and
•	The market potential for AWG technology is estimated at hundreds of millions of dollars worldwide, with a growth of 12-15% per year.

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

Our products are not in direct competition with many segments of the water industry, but are closely associated with, and can be regarded to compete in the bottled water and delivered water industries.

Based upon data from the Beverages Marketing Corporation, the Company has arrived at the following conclusions that serve to reinforce our potential and promise:

•	The availability of fresh drinking water is dwindling and presents a serious challenge to city administrators and other government officials.
•	The search for viable alternative sources of fresh drinkable water is leading governments and world agencies to spend billions of dollars annually to upgrade and maintain water filtration plants.
•	The bottled water market is rapidly growing and is the second largest beverage sector. This indicates that global consumers are seeking alternatives to the water supplied to their homes.
•

Scientific understandings of the natural cycle of water, combined with new, innovative technologies, allow for the recreation of the water cycle and the production of air that is present, in abundance, in the atmosphere.

Although competitors exist and the attractiveness of the market potential is likely to draw additional competitors, the inherent advantages the Company has, including R&D capacity, manufacturing capacity, and marketing reach, make us a formidable market leader.

Research and Development

The research and development division at the Company has strategic US-based scientific and management relationships which have assisted with the Company’s products becoming ISO9002, CE, CB and CCC certified. The Company has historically devoted a significant amount of time and resources to R&D activities. Our subsidiary, Yuxin, is also a member of the Water Quality Association. In addition, we are spending considerable time on obtaining approvals on all of our models and devices for the world market.

Embracing this challenge and to maintain its status as an industry leader of AWG applications, the Company plans to increase its devotion of time and energy to research and development. The commitment to R&D will keep the Company focused on continually improving the efficiencies associated with water production, increasing water storage capacity, expanding the effectiveness filtration devices, and enhancing energy efficiency.

Research and development costs, which include the cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred. The costs incurredwere $22,829 and $21,536 in 2007 and 2006, respectively.

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We currently have no trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

The Company owns two patents for atmospheric water generation in China under patent number P20030483 and utilizes four patents under sub-licenses registered in the United States under patent numbers 5,106,512, 5,149,466, 5,203,989 and 5,366,705. Further, additional PCT patents have been filed and are pending.

Government Regulation of Exploration and Production

The Company’s operations are currently subject to the laws and regulations of the People’s Republic of China relating to, among other things, business licenses, imports and exports, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. Opening business operations in other locations will subject us to a variety of national, federal, provincial, state and local laws, rules and regulations relating to, among other things, imports and exports, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The development or expansion of business operations depends upon the receipt of required licenses, permits and other governmental authorizations.

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

Employees

The Company currently has 164 full time employees, 162 of which are located in the Peoples Republic of China and 2 of which (management) are located in both the United States and Canada. We also rely on the services of consultants, attorneys, and accountants as necessary, to satisfy public disclosure requirements and to pursue our business plan.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1998, our expenses have significantly exceeded our revenue, resulting in continuing losses. During fiscal 2007 we recorded a loss from operations of $1,047,734 and a net loss of $25,948,919. We believe that may continue to incur operating losses until such time as we realize the benefits of our recently revamped marketing and sales plans.

The Company competes against companies with larger and better-financed corporations.

The Company operates in a highly competitive market with financial rewards pending on market performance. Some of our competitors are multi-million enterprises with more resources for research and development as well as marketing. If any of these competitors focused upon the AWG market, we would be at a significant disadvantage in reaping our markets’ financial rewards.

The Company may fail to adequately manage growth.

The strategic plan being implemented by the Company is expected to yield significant growth. This growth requires infrastructure and personnel, as well as expanded operations, and needs to be properly managed. Should we fail to adequately manage our growth potential, our operations could be significantly impaired.

We are dependent upon key personnel who would be difficult to replace.

Our continued operation will be largely dependent upon the efforts, knowledge and abilities of our management team. A loss of management’s strategic vision and the core of the team would be a hindrance to our prospects and success. Our future success also will depend in large part upon our ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives.

We have an integral dependence on marketing.

The Company has an ambitious vision and has developed a well conceived plan to reach its objectives. The scope of the plan will require high profile marketing, including the possibility of joint marketing campaigns with compatible companies. Failure to initiate and successfully implement excellent marketing efforts could adversely affect our capacity to execute our plan.

Our business is largely dependent on a limited number of customers

For the year ended December 31, 2007, one customer accounted for approximately 25% of our net sales. We do have a contract with this customer though all of sales to them are made through purchase orders for OEM product. The loss of this customer, including through an acquisition, other business combination or their loss of business from their customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose our major customers or a substantial portion of our business with one or more major customers. If we do not sell products to customers in the quantities anticipated, or if a major customers reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operations could be harmed. Any termination of our relationship with, or significant reduction or modification of the products we manufacture for this customer would materially reduce our revenue.

Risks Related to the Company’s Stock

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

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company does not pay dividends.

The Company does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

The Company will require additional capital funding.

There can be no guarantee that we will not require additional funds, either through additional equity offerings or debt placements, in order to expand our operations. Such additional capital may result in dilution to our current shareholders. Further, our ability to meet short-term and long-term financial commitments will depend on future cash. There can be no assurance that future income will generate sufficient funds to enable us to meet our financial commitments.

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located at Suite #2610-1066 West Hastings Street in Vancouver, British Columbia, Canada. The office space is comprised of approximately 1,000 square feet for which we pay $1,498 per month on a two months lease.

The Company owns office and manufacturing space located in Fujian, China. The office space is 100,000 sq ft, the manufacturing space is 275,000 sq ft, and the employee residence is 100,000 sq ft.

ITEM 3.	LEGAL PROCEEDINGS

Worldwide Water, LLC

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“Worldwide”) against a number of defendants, including the Company, in the Superior Court for the County of Los Angeles, State of California, case no. SC088178, for contractual fraud and patent infringement. The complaint alleges that an agreement between Worldwide and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with our subsidiary to manufacture AWGs, on an OEM basis, that allegedly infringes Worldwide’s patents. Worldwide’s suit seeks damages of $1,000,000 from the defendants, including the Company, in addition to accrued interest and costs. We did not enter an appearance in this action. On March 17, 2006 a default judgment was entered against us. The Company is attempting to retain and instruct counsel to have the default judgment vacated as we deny any culpability or liability in this matter. We cannot give any assurance that we will be successful in our opposition to the plaintiff’s claim and may be compelled to pay all or part of any judgment against us. Even if we are successful in having the default judgment set aside or the case reopened we will face the cost of litigation and may ultimately be unsuccessful. The Company has recorded a $1,000,000 contingent liability to account for the judgment.

Seymour Water, Inc.

Legal proceedings were initiated on June 2, 2006 by Seymour Water, Inc. (“Seymour”) against the Company, in the Supreme Court of British Columbia, Vancouver Registry, action no. S063600 for an alleged breach of contract purportedly instigated by our subsidiary. The complaint alleges that an agreement between Seymour and our subsidiary was contravened when our subsidiary delivered equipment to Seymour that was unfit for the purpose of intended use. Seymour’s suit seeks damages of approximately $100,000 from the Company in addition to accrued interest and costs. We deny any culpability or liability in this matter and have filed pleadings and motions in response to the complaint that we believe will ultimately cause us to succeed in defending this position.

H2OLiquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by

H2OLiquidair of Florida, LLC, a Florida LLC, against a number of defendants, including the Company and our subsidiary, in the United States District Court for the Southern District of Florida, Miami Division, case no. 06-cv-22591-Seitz, for breach of contract, defective products and interfering by competing in its territory. We did not enter an appearance in this action. On January 23, 2007 a default judgment was entered against us and our subsidiary. On March 10, 2008, the Company was granted a motion to dismiss the lawsuit; the case is closed.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on Over the Counter Bulletin Board under the symbol “HDRX”. The table below sets forth the high and low prices for our common stock for each quarter of 2007 and 2006. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2007	December 31	$0.34	$0.08
	September 30	$0.46	$0.27
	June 30	$0.46	$0.32
	March 31	$0.85	$0.27
2006	December 31	$0.85	$0.26
	September 30	$1.20	$0.76
	June 30	$2.03	$0.83
	March 31	$2.40	$1.32

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 8, 2008, there were approximately 375 shareholders of record holding a total of 37,238,067 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

The Company has not authorized shares of preferred stock.

Warrants

As of April 8, 2008, the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 8, 2008, the Company had 350,000 outstanding stock options to purchase shares of our common stock. On March 12, 2005, the board of directors granted our then officers and directors options to purchase an aggregate of 350,000 shares of common stock for a term of 5 years at $1.50 per share pursuant to our Stock Option Plan.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Holladay Stock Transfer, 2939 North 67th Place, Suite C. Scottsdale, Arizona, 85251. Holladay Stock Transfer’s phone number is (480) 481-3940.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this prospectus contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this prospectus. Our fiscal year end is December 31.

Discussion and Analysis

Strategy

The Company is continuing efforts to accomplish its long-term goals and objectives, as follows:

1.          Increase overall market share, remain a “Market Leader” in the atmospheric water industry, and attain business plan targets.

The Company will implement the following strategies pursuant to this goal:

•	Increase revenues through sales;
•	Increase revenues through higher profit margins;
•	Acquire companies with existing distribution networks and healthy revenue stream, thereby immediately owning the infrastructure;
•	Expand the Company horizontally through joint ventures or acquisition of companies with unique and/or revolutionary technologies or products; and
•	Implement an aggressive, yet carefully developed and well-conceived marketing campaign to create brand and product awareness.

2.	Manufacture defect and trouble free equipment.

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

At this time, it is crucial for the Company to manufacture only reliable, trouble-free water machines. The ability to have a truly “plug and play” machine without service calls and technical problems is crucial to us.

3.	Become financially stable.

Numerous atmospheric water companies have failed because they ran out of funds, either before they could successfully produce machines or before they could enter the market. The Company must ensure that it have sufficient funds to move forward in pursuit of its goals and objectives.

4.	Be highly profitable to our shareholders.

We aim to create an extraordinary value to our shareholders through advanced research and development of new, innovative, safe and highly effective products that help people around the world live healthier, happier and longer lives.

5.	Help establish a professional industry image.

One problem which has continuously plagued the infant atmospheric water industry is the lack of professionalism by the players, most of which have been small operations attempting to enter into a multi-billion water industry. Often, small companies represented products that were manufactured by factories with little or no knowledge in building atmospheric water generators. As a result, many consumers ended up with products that did not work well if at all.

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

Reaching Our Goals and Objectives

To reach the above goals and objectives, we have begun implementation of a series of strategies which we refer to as our “10-Step” plan, as follows:

1.	Corporate and management restructuring
2.	Improve and rectify manufacturing processes
3.	Establish additional assembly facility (in the United States)
4.	Establish research and development facility
5.	Develop and launch new products
6.	Establish regional offices
7.	Increase number of distributors
8.	Develop and implement support systems for distributors
9.	Financial and debt restructuring
10.	Consolidate the industry

Additionally, our expanded marketing strategy, not fully in place at this time, will focus on the following:

•	To determine ideal geographical markets;
•	To obtain and sign as many distributors as possible in the selected geographical targets;
•	To develop as sound marketing plan;
•	To increase our brand and product awareness;
•	To saturate the market;
•	To increase revenues through sale and acquisitions; and
•	To develop a retail market campaign.

Further, we have begun developing comprehensive national and international sales campaigns as well as taken steps to improve customer satisfaction with after sales service.

Our business development strategy is prone to significant risks and uncertainties some of which can have an immediate impact on our efforts to increase positive net cash flow and deter future prospects for the expansion of our business.

The Company’s operations will require $1,000,000 in outside funding over the next 12 months.

Results of Operations

During the period ended December 31, 2007, the Company was engaged in the research and development, manufacturing, and marketing of AWG, reverse osmosis, and other water related units from Fujian, China. We expect that over the next twelve months we will fully embark on our comprehensive marketing plan for the sale of AWG units while focusing on innovation through research and development.

Revenue

Revenue for the year ended December 31, 2007 was $1,870,092 from $2,247,678 for the comparable period ended December 31, 2006, a decrease of 17%. The decrease in gross revenues over the comparative 12 month periods can be attributed to a failure to fully implement our expanded marketing strategy. Assuming that we can fully implement our expanded marketing strategy in the near term, we expect that gross revenues will increase over the next twelve months.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the year ended December 31, 2007 was $1,857,965 from $2,236,862 for the comparable period ended December 31, 2006, a decrease of 17%. Cost of goods sold has been 99% of revenue for the years ended December 31, 2007 and 2006.

Gross profit for the year ended December 31, 2007 was $12,127 from $10,816 for the comparable period ended December 31, 2006, an increase of 12%. These small levels of gross profit are due to inefficiencies in manufacturing and quality control. Assuming that we can remedy these inefficiencies and increase our quality control effectiveness, we expect that gross revenues will increase over the next twelve months.

Expenses

Selling expenses for the period ended December 31, 2007 decreased to $153,074 from $302,427 for the comparable twelve month period ended December 31, 2006. General and administrative expenses for the period ended December 31, 2007 increased to $756,169 from $714,039 for the comparable twelve month period ended December 31, 2006. Contract services for the period ended December 31, 2007 increased to $231,434 from $211,797 for the comparable twelve month period ended December 31, 2006. Salaries and wages for the period ended December 31, 2007 decreased to $195,436 from $209,977 for the comparable twelve month period ended December 31, 2006. We expect our aggregate expenses to remain stable over the next twelve months.

Loss from Operations

Loss from operations for the twelve month period ended December 31, 2007 was $1,323,986 from $1,427,424 for the twelve month period ended December 31, 2006, a decrease of 7%. This decrease is primarily attributable to a decrease in selling expenses. The Company expects to further reduce losses from operations over the next twelve months with increase sales and decreased costs of goods sold.

Net Loss

Net loss for the twelve month period ended December 31, 2007 was $25,948,919 from a net loss of $2,974,186 for the twelve month period ended December 31, 2006, an increase of 772%. This increase is primarily attributable to an impairment on our intangible assets totaling $24,369,645 in the current period (up from $358,350 in the previous period). We also had an interest expense of $265,392 in the current period (up from $184,703). The Company expects a significant decrease in losses over the next twelve months because of the impairment in the current period.

Depreciation expense for the years ended December 31, 2007 and 2006 are $563,663 and $79,917, respectively.

Income Tax Expense (Benefit)

The Company recognizes deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The deferred tax liability associated with any net earnings will be offset by deferred tax assets related to the net operating loss carryforwards of the Company. A valuation allowance has been recorded for the remaining amount of net deferred tax asset due to the uncertainty surrounding its ultimate realization.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. The Company believes that it can offset inflationary increases in maintenance costs by increasing revenue and improving operating efficiencies.

Liquidity and Capital Resources

Cash flow used in operations for the year ended December 31, 2007 was $1,047,734as compared to cash flow used by operations of $1,611,738 for the comparable period ended December 31, 2006. Cash flow used in operation in the current period is primarily due to losses from operations and an increase in inventories and accounts receivables that were not offset by adjustments from amortization and depreciation.

Cash flow used in investing activities for the year ended December 31, 2007 was $20,611as compared to $346,082 for the comparable period ended December 31, 2006. Cash flow used in the current period is due to cash paid for equipment.

Cash flow produced by financing activities was $1,088,378 for the year ended December 31, 2007 as compared to $55,312 used in financing activities for the comparable period ended December 31, 2006. Cash flow in the current period is from short term loans and advances from related parties. The Company expects that cash flow will continue to be produced from financing activities in 2008 as management anticipates new debt or equity financing to move our business plan forward.

The Company had a working capital deficit of $2,317,143 as of December 31, 2007 and has funded its cash needs from revenue as well as debt and equity financing provided by banks and other unrelated parties. The Company anticipates that cash flows from future revenues and debt or equity placements are expected to be sufficient to fund operations in 2008. However there can be no assurance that the Company will generate sufficient cash flows from revenue or debt or equity placements to fund current operations. Since any earnings, if realized, are anticipated to be reinvested in operations, cash dividends are not expected to be paid in the foreseeable future.

The Company adopted a Stock Option and Compensation Plan (“Plan”) on March 12, 2005. Under the Plan, we may issue stock, stock appreciation rights, or grant options to acquire our common stock to our employees or our subsidiary’s employees. The board of directors, at its own discretion may also issue stock, stock appreciation rights or grant options to other individuals, including consultants or advisors, who render services to us or our subsidiaries. We granted of 350,000 options with an exercise price of $1.50 for a period of five years to all the then current members of the board of directors as of March 12, 2005. We, except in respect to the grant of stock options, have no defined benefit plan or contractual commitment with any of our officers or directors.

We have no current plans for the purchase or sale of any plant or equipment, outside of normal items to be utilized by manufacturing personnel, unless the holding period is determined to be less than 45 days.

We will make changes in the number of employees as necessary.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2007 and 2006 included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the U.S.A.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, we apply the following critical accounting policy in the preparation of our financial statements.

Revenue Recognition

The Company generates revenue through the sale of AWG units and other water related products whether to wholesale distributors or to individual consumers. Revenues are recognized only when persuasive evidence for a sales arrangement exists; delivery of the product has occurred; the product fee is fixed or determinable; and collection of the fee is reasonably assured. Revenue derived from the sale of services is initially recorded as deferred revenue on the balance sheet. The amount is recognized as income over the term of the contract.

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

Costs associated with the acquisition of patents are capitalized and amortized over their useful life. Capitalized costs are subjected to a quarterly impairment test to identify potential impairment by comparing the fair value of the patents with their carrying amount. The estimates of fair value of the patents are determined based on an independent appraisal. If the carrying amount of the patents exceeds its fair value, management will write the patents down to their net realizable value at the time impairment appears to exist.

The patents are amortized over 15 years using the straight-line method.

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

The Board of Directors of the Company have considered the above factors and recognized a goodwill impairment of $24,054,137 for the year ended December 31, 2007.

Going Concern

The Company’s auditor has expressed concern as to our ability to continue as a going concern as a result of conditions recurring losses, limited revenue-generating activities and a working capital deficit. The Company’s ability to continue as a going concern is subject to the ability of the Company to increase net income and obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) generating sufficient revenues to sustain operations; and (iv) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the acceptance of our current and future products;
•	the ability of the Company to achieve and maintain sufficient revenues to fund operations;
•	the volatility of the stock market; and,
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-26.

HENDRX CORP. AND SUBSIDIARIES

Years Ended December 31, 2007 and 2006

Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to the Consolidated Financial Statements                                                                                                        F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Hendrx Corp.

We have audited the accompanying balance sheet of Hendrx Corp. as of December 31, 2007and 2006 , and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hendrx Corp. at December 31, 2007and 2006 , and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Chisholm, Bierwolf & Nilson

Chisholm, Bierwolf & Nilson, LLC

Bountiful, UT

February 18, 2008

HENDRX CORP Consolidated Balance Sheet (Expressed in US Dollars)
	December 31,	December 31,
	2007	2006
Assets
Current Assets
Cash	$63,598	$29,198
Accounts receivable	500,828	340,752
Value added tax refundable	30,237	62,151
Inventories (Note 4)	2,214,971	1,892,506
Due from related parties (Note 9d)	28,767	6,353
Prepaid expenses	21,634	-
Total Current Assets	2,860,035	2,330,960
Property, Plant and Equipment-Net (Note 6)	5,283,409	5,826,460
Other assets
Long term loan receivable (Note 16)	116,535	108,903
Intangible assets-Net (Note 5)	2,174,334	2,684,427
Goodwill (Note 3)	7,800,000	31,854,137
Total Other Assets	10,090,869	34,647,467
Total Assets	$18,234,313	$42,804,887
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & Accrued liabilities (Note 8)	$1,213,302	$969,635
Accrued wages benefits (Note 11)	40,080	35,194
Short term bank loans (Note 10)	3,093,651	2,523,991
Due to related parties (Note 9e)	830,145	281,380
Total Current Liabilities	5,177,178	3,810,200
Commitments and Contingents (Note 17	1,000,000	1,000,000

Total Liabilities	6,177,178	4,810,200
Stockholders' Equity
Capital stock (Par value $0.001, Authorized: 350,000,000
Issued and outstanding: 37,238,067)	37,238	37,238
Additional paid-in capital	43,196,066	43,196,066
Other Comprehensive Income	663,537	652,170
Deficit	(31,839,706)	(5,890,787)
Total stockholders' equity	12,057,135	37,994,687
Total liabilities and stockholders' equity	$18,234,313	$42,804,887

The accompanying notes are an integral part of these consolidated financial statements.

HENDRX CORP Consolidated Statements of Operations and Comprehensive Income (Loss) (Expressed in US Dollars)

	Years Ended December 31,
	2007	2006

Revenue	$1,870,092	$2,247,678
Cost of Goods Sold	1,857,965	2,236,862
Gross Profit	12,127	10,816
Selling Expenses	153,074	302,427
General and administrative expenses	756,169	714,039
Contract services	231,434	211,797
Salaries and wages	195,436	209,977
Total Expenses	1,336,113	1,438,240
Income (Loss) from Opprations	(1,323,986)	(1,427,424)
Other Income (Expense)
Other income (expense)	10,104	(3,706)
Interest expenses	(265,392)	(184,703)
Impairment Intangible Assets	(24,369,645)	(358,350)
Litigation losses	-	(1,000,000)
Total Other Income (Expense)	(24,624,933)	(1,546,759)
Profit (Loss) before Income taxes	(25,948,919)	(2,974,186)
Income Taxes	$-	$-
Net profit (loss) for the year	(25,948,919)	(2,974,186)
Net (loss) per common shares Basic & Dilutive	(0.70)	(0.08)
Weighted Average Shares Outstanding	37,238,067	37,238,067

Net profit (loss) for the year	(25,948,919)	(2,974,186)
Other Comprehensive Income
Foreign Currency Translation Adjustments	11,367	308,750
Comprehensive Income (Loss)	$(28,937,552)	$(2,665,436)

The accompanying notes are an integral part of these consolidated financial statements.

HENDRX CORP. Consolidated Statements of Stockholders' Equity For the Period January 1, 2006 through December 31, 2007 (Expressed in US Dollars)

		Par Value	Additional	Retained	Other
	Common	@ $0.001	Paid-in	Earnings	Comprehensive	Stockholders'
	Shares	Per Share	Capital	(Deficit)	Income	Equity
Balance, January 1, 2006	37,238,067	37,238	43,196,066	(2,916,601)	343,420	40,660,123
Foreign currency translation adjustment	-	-	-	-	308,750	308,750
Net loss for the period ended December 31, 2006	-	-	-	(2,974,186)	-	(2,974,186)
Balance, December 31, 2006	37,238,067	$37,238	$43,196,066	$(5,890,787)	$652,170	$37,994,687
Foreign currency translation adjustment	-	-	-	-	11,367	11,367
Net loss for the period ended December 31, 2007	-	-	-	(25,948,919)	-	(25,948,919)
Balance, December 31, 2007	37,238,067	$37,238	$43,196,066	(31,839,706)	663,537	12,057,135

The accompanying notes are an integral part of these consolidated financial statements.

HENDRX CORP Consolidated Statements of Cash Flows (Expressed in US Dollars)

		Years Ended December 31,
		2007		2006

Cash Flows from Operating activities
Net losses		(25,948,919)		(2,974,186)
Adjustments to reconcile net income (loss) to net Cash	$		$
Amortization and depreciation		754,459		257,704
Impairment of intangible assets		24,369,645		358,350
Changes in operating assets and liabilities
Accounts receivable		(160,076)		4,125
VAT Refundable		31,914		69,541
Inventories		(322,465)		(63,661)
Prepaid expenses		(21,634)		2,500
Accounts payable		247,456		213,952
Accrued liabilities		4,886		(11,332)
Advance to customers		-		(468,731)
Contingent liabilities		-		1,000,000
Total funds from (used in) operating activities		(1,047,734)		(1,611,738)
Cash Flows from Investing activities
Cash paid for note receivable		-		(3,619)
Cash paid for property, plant, and equipment		(20,611)		(20,643)
Cash paid for intangible assets		-		(321,820)
Total funds from (used in) investing activities		(20,611)		(346,082)
Cash Flows from Financing activities
Loan Receivable		(7,632)		-
Short term loan proceeds		569,660		-
Bank loan repayment		-		(69,743)
Advances to related parties		(22,415)		-
Advances from related parties		548,765		14,431
Total funds provided by (used in) financing activities		1,088,378		(55,312)
Cash, increase during the year		$23,033		$(2,013,132)
Foreign exchange		11,367		308,750
Cash, beginning of the year		29,198		1,733,580
Cash, end of the year		63,598		29,198
Supplementary cash flow information
Income taxes (refunded) paid		-		-
Cash paid for interest		161,114		184,703

The accompanying notes are an integral part of these consolidated financial statements.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 1.	ORGANIZATION AND NATURE OF BUSINESS

Organization

Hendrx Corp. (“the Company”) was incorporated under the laws of the State of Nevada on May 4, 1998 (Inception Date) for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company operated from May 4, 1998 through approximately October 31, 2000 developing and marketing computer software. The Company had also planned to offer consulting services for software developers but that aspect of the Company business never materialized. Since October 31, 2000, the Company ceased the aforementioned operations and was in the development stage until December 16, 2004, when it acquired 100% of the issued shares of Eastway Global Investment Limited (“Eastway”), which included the latter company’s wholly-owned operating subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd.

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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $2,317,143 at December 31, 2007 and a net loss of $25,948,919 for the year then ended. The Company might not have sufficient work capital for the next twelve months and is dependent on financing to continue operation. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash that is not collateralized and accounts receivable that are unsecured. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions. The Company’s primary operations are located in China and due to differences in the legal system in that country compared to the United States, the Company may have limited legal recourse for recovery of credit issued in that country.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventories

Inventories consist of the manufacture of finished goods, raw materials used in production and work-in-process, and are stated at the weighted average method, on a first-in, first-out (“FIFO”) basis.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Stock based compensation

Effective January 1, 2005, the Company adopted revised SFAS No.123(R), “Share-Based Payment” which replaces SFAS No.123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees.” This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transaction. The statement applies to all awards granted, modified repurchased or cancelled after January 1, 2005, and unvested portion of previously issued and outstanding awards. Stock-based compensation newly issued is expensed in accordance with the fair value based method of accounting. The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. The Company estimates the fair value of stock options using the Black-Scholes option valuation model.

Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128. Earnings Per Share which simplifies the computation of earnings per share requiring the restatement of all prior periods. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. The Company had 350,000 stock equivalents of warrants at December 31, 2007 (2006 -350,000) that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Long-lived assets

The Company adopts SFAS 144 “Accounting for the impairment or disposal of long-lived assets.” The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its expected undiscounted cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset.

Capital assets and depreciation

Capital assets are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value. Depreciation expense for the years ended December 31, 2007 and 2006 are $75,925 and $79,917, respectively.

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

Account Receivables

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of clients; governmental agencies or credit lines of the client. Management has determined that allowance for bad debt will be based on a percentage of aged receivables. Allowance for bad debt at December 31, 2007 is estimated to be $0.

Research and development

Research and development costs, which include the cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred. The costs incurredwere $22,829 and $21,536 in 2007 and 2006 respectively.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

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

Costs associated with the acquisition of patents are capitalized and amortized over their useful life. Capitalized costs are subjected to a quarterly impairment test to identify potential impairment by comparing the fair value of the patents with their carrying amount. The estimates of fair value of the patents are determined based on an independent appraisal. If the carrying amount of the patents exceeds its fair value, management will write the patents down to their net realizable value at the time impairment appears to exist.

The patents are amortized over 15 years using the straight-line method.

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

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Impairment of Goodwill (cont’d)

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

The Board of Directors of the Company have considered the above factors and recognized a goodwill impairment of $24,054,137 for the year ended December 31, 2007.

Financial instruments

The company’s financial instruments consist of cash, accounts receivable and current liabilities. Unless otherwise noted, it is management’s opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Segmented information

The Company’s identifiable assets are all located in China except cash of $15,630 in Canada and cash of $742 in Switzerland and fixed assets of $1,805 in Canada. Revenue on a geographical basis is disclosed in Note 12.

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

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

In February 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards No. 155 Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (SFAS 155). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. The standard eliminates the prohibition on a QSPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 also clarifies which interest-only and principal-only strips are not subject to the requirements of SFAS 133, as well as determines that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Adoption of SFAS 155 is not expected to have a material impact on our consolidated financial position or results of operations.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 becomes effective beginning with our first quarter 2007 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 becomes effective beginning with our first quarter 2008 fiscal period. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Effective for our fiscal year ending 2006, we will be required to fully recognize the assets and obligations associated with our defined benefit plans. Effective for fiscal year ending 2008, we will be required to measure a plan’s assets and liabilities as of the end of the fiscal year instead of our current measurement date of September 30. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (cont’d)

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

In February 2007, the FASB issued SFAS No. 159, The Fair Value option for Financial Assets and Financials Liabilities – Including an Amendment of FASB No. 115. This statements objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objective for accounting for financial instruments. The adoption of SFAS 159 did not have an impact on the Company’s financial statements. The Company presently comments on significant accounting policies (including fair value of financial instruments) in Note 2 to the financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD.

On December 16, 2004, the Company acquired Eastway Global Investment Limited, a corporation formed under the laws of the British Virgin Islands that in turn owned 100% of Fujian Yuxin Electronic Equipment Co., Ltd., a Chinese corporation pursuant to the terms of a Share Purchase Agreement (“Agreement”). Eastway was the owner of all of the registered capital of Yuxin, and Mr. Hendrik Tjandra was the owner of all the issued and outstanding shares in the capital of the Eastway. David Tjahjadi, the son of Mr. Tjandra, is also a principal to the agreement as he was an officer and director of Yuxin. Mr. Tjandra and David Tjahjadi are referred to as “Principals” in the Agreement.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD. (Cont’d)

Terms and conditions of the Agreement are as follows:

(a)	a deposit of $300,000 deposited with the solicitors of Kirin Capital pursuant to a letter Agreement dated October 29, 2004 between Kirin Capital Corp., the Principals and Yuxin.

(b)	The purchase price for the shares is $3,500,000 cash plus the market value of purchase price shares, in (d); below, and in future earn-out shares as computed in (e), below.

(c)	The cash purchase price of $3,5000,000 has been paid.

(d)

the issuance on closing of 12,720,000 common shares to Mr. Tjandra equal to 40% of the issued and outstanding shares of Hendrx Corp., which have been issued, are held in escrow as collateral for the acquisition to insure various terms are ultimately completed before release to Mr. Tjandra.

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

(f)

The payment dates in (c)(iii) and (iv), above, shall have an additional “Grace Period” of 60 days to make any such payment. Interest shall accrue during the Grace Period for Mr. Tjandra’s benefit on any unpaid amount at the rate of 18% per annum, compounded monthly.

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

(ii)

after closing, Hendrx Corp. shall formalize with Mr. Tjandra an irrevocable marketing commitment and strategy for marketing the business and for increasing market and investor awareness of the business, whereby Hendrx Corp. shall use its best commercial efforts to raise financing, or to dedicate existing financing and/or resources, of $2,000,000 to be allocated therefrom as to (a) $1,000,000 to market the operating company and promote the business, market and product strategy, and (b) $1,000,000 to increase brand and product awareness through video, digital print and electronic media, endorsements, sponsorship and media campaigns.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

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

The Board of Directors of the Company recognized a goodwill impairment of $24,054,137 for the year ended December 31, 2007. Accordingly, the carrying value of goodwill at December 31, 2007 was $7,800,000.

Note 4. INVENTORIES

The composition of inventory at December 31, 2007 and 2006 are presented in the following table:

	December 31,
	2007	2006
Finished goods	230,928	$379,674
Raw materials	855,075	815,442
Work-in-process	1,128,968	697,390
Total	$2,214,971	$1,892,506

Management determined that a reserve against the carrying value of inventory was not necessary at December 31, 2007.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 5. INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION

December 31, 2007		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,777,490	$380,843	$1,396,647
Patents	1,752,382	974,696	777,686
Total	$3,529,872	$1,355,538	$2,174,334
December 31, 2006		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,788,410	$342,076	$1,446,334
Patents	2,060,759	822,666	1,238,093
Total	$3,849,169	$1,164,742	$2,684,427

Amortization expenses for the years ended December 31, 2007 and 2006 are $190,796 and $177,787 respectively.

Note 6.	PROPERTY, PLANT AND EQUIPMENT

December 31, 2007		Accumulated
	Cost	Depreciation	Net
Buildings	$2,961,323	$828,818	$2,132,504
Manufacturing machinery and equipment	4,562,978	1635,925	2,927,053
Transportation equipment	310,721	136,062	174,659
Electronic equipment	90,529	76,808	13,721
Leasehold improvement	18,377	4,424	13,953
Office equipment	80,815	59,980	20,835
Construction in progress	684	-	684
Total	$8,025,426	$2,742,017	$5,283,409
December 31, 2006		Accumulated
	Cost	Depreciation	Net
Buildings	$3,015,392	$700,834	$2,314,558
Manufacturing machinery and equipment	4,413,280	1,232,346	3,180,934
Transportation equipment	302,267	113,548	188,719
Electronic equipment	96,449	74,884	21,565
Leasehold improvement	18,377	2,714	15,662
Office equipment	76,336	54,028	22,309
Construction in progress	82,714	-	82,714
Total	$8,004,815	$2,178,354	$5,826,460

Depreciation expenses for the years ended December 31, 2007 and 2006 are $563,663 and $79,917, respectively.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 7.	COMMON STOCK

Authorized

350,000,000 voting common shares at par value of $0.001 per share

Net Loss Per Share

Basic and diluted weighted average numbers of shares outstanding for the years ended December 31, 2006 and 2007 are as follows:

	Year Ended
	December 31,
	2007	2006
Numerator-Basic / Diluted
Net loss available for common stock	$25,912,751	$2,974,186
Weighted average number of shares
(after forward split)
Basic	37,238,067	37,238,067
Diluted	37,238,067	37,238,067

Net Profit (Loss) per share
Basic	$(0.70)	$(0.08)
Diluted	$(0.70)	$(0.08)

The Company had 350,000 stock equivalents of options at December 31, 2007 that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

Stock Options / Stock Based Compensation

On March 12, 2005, the Company granted 350,000 stock options to directors and officers as compensation for services. Stock options outstanding at December 31, 2007 were:

Options Outstanding			Options Exercisable
	Weighted-
Number	Average		Number	Number
Outstanding at	Remaining		Exercisable at	Exercisable at
December 31,	Contractual	Exercise	December 31,	December 31,
2007	Life (years)	Price	2007	2006
350,000	2	$1.50	-	-

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 7.	COMMON STOCK (cont’d)

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

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2005	350,000		$1.50

Granted	—		$—
Exercised	—		$—
Cancelled		$
Outstanding at December 31, 2006 and December 31, 2007	350,000		$1.50

There were no options granted during 2006 and 2007 and the Company did not record any stock-based compensation during either of these years.

Note 8.	ACCOUNTS PAYABLE

	December 31,	December 31,
	2007	2006
Accounts payable - trade	$1,103,251	$887,609
Other payables	109,616	152,026
Total	$1,212,867	$1,039,635

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 9. RELATED PARTY TRANSACTIONS

	Year Ended	Year Ended
	December 31,	December 31,
Related Parties	2007	2006
Hendrik Tjandra	$-	$4,263
Total	$-	$4,263

	Year Ended	Year Ended
	December 31,	December 31,
Related Parties	2007	2006
Fuqing Huanyu plastic products Co., Ltd.
controlled by sister of Mr. Tjandra	$18,156	$11,350
Fujian Tianyu Steel Company
controlled by Mr. Tjandra	125	-
Fuqing Tiansheng Oil Factory
controlled by brother of Mr. Tjandra	-	68,860
Total	$18,281	$80,210

(c) During the year ended December 31, 2007, the Company paid total consulting services of

$231,434 to officers and directors and $215,180 in 2006.

(d)	Balances due from related parties, are as follows:

	Year Ended	Year Ended
	December 31,
	2007	2006

Indonesia PT. Galakst Perkasa	$21,970	$-
Controlled by the Mr. Tjandra
Fuzhou sales Department	1,408	1,316
Fuqing Yuongxian Pringting Co.,Ltd	5,389	5,037
Controlled by sister of Mr. Tjandra
	$28,767	$6,353

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 9. RELATED PARTY TRANSACTIONS (cont’d)

(e)	Balances due to related parties, are as follows
	December 31,
	2007	2006

Fujian Tienyu Steel Products Co. Ltd	$189,323	$155,266
Controlled by Mr. Tjandra
PT.Galakst Perkasa	-	30,430
Controlled by Mr. Tjandra
Fuqing Huanyu Plastic Products. Co.Ltd	18,156	25,683
Controlled by sister of Mr. Tjandra
Fujian Zhengtian Corporation	346,863	-
Controlled by brother of Mr. Hendrik Tjandra
Nadir Walji	55,604	-
Director of the Company
Susan Liu	196	-
CFO of the Company
George Solymar	220,003	70,000
CEO of the Company
Total	$830,145	$281,380

Note 10. SHORT TERM BANK LOANS/GUARANTEES

Short-term loans are borrowing from banks. The terms of these short term loans are summarized as follows:

	Interest Rate	December 31,
	(Per Year)	2007	2006
Agricultural Bank of China,
Fuqing Branch	6.57% to 7.02%	$2,289,570	$2,139,627
XingYie Bank,
Fuqing Branch	8.424% to 8.541%	342,750	384,364
Others	-	38,388	-
First Capital Invest Corp	7.00%	422,943	-
Total		$3,093,651	$2,523,991

These short-term loans are secured by the Company’s assets and guaranteed by Fujian Tianyu Steel Products Co., Ltd. owned by Mr. Tjandra. Bank interest for the years ended December 31, 2007 and 2006 are $279,319 and $183,365, respectively.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 10. SHORT TERM BANK LOANS/GUARANTEES (cont’d)

The Company also provides guarantees of bank loans of, Fujian Tianyu Steel Products Co., Ltd., owned by Mr. Tjandra, in the amount of $6,388,860 (RMB46,600,000) at December 31, 2007 and $4,292,020 (RMB33,500,000) at December 31, 2006.

Bank guarantees and bank loans of Fujian Tianyu Steel Products Co., Ltd., as borrower from the banks, are below:

	Bank Loan Payable Balance at December 31, 2007		Maximum Amount of Guarantee at December 31, 2007

	RMB	US$	RMB	US$
Fuqing Agriculture Bank	46,600,000	$6,388,860	46,600,000	$6,388,860
Communication Bank	-	-	-	-
TOTAL	46,600,000	$6,388,860	46,600,000	$6,388,860

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

	Bank Loan Payable Balance at December 31, 2006		Maximum Amount of Guarantee at December 31, 2006

	RMB	US$	RMB	US$
Fuqing Agriculture Bank	23,500,000	$3,010,820	23,500,000	$3,010,820
Communication Bank	10,000,000	1,281,200	10,000,000	1,281,200
TOTAL	33,500,000	$4,292,020	33,500,000	$4,292,020

Note 11. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as atDecember 31, 2007, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 12. GEOGRAPHIC INFORMATION

(a)	Revenue from customers

	December 31 2007		December 31 2006

Countries	$	%	$	%
China	233,691	12.50%	135,837	6.04%
United States	281,366	15.05%	166,179	7.39%
United Arab	-	-	113,136	5.03%
Australia	77,794	4.16%	1,623	0.07%
Lebanon	146,009	7.81%	745,691	33.18%
Malaysia	123,242	6.59%	77,967	3.47%
Saudi Arabia	26,247	1.40%	261,968	11.66%
Thailand	-	-	1,155	0.05%
Israel	462,082	24.71%	594,566	26.45%
India	-	-	513	0.02%
Indonesia	60,758	3.25%	(25,449)	-1.13%
UK	123,385	6.60%	-	0.00%
France	85,497	4.57%	-	0.00%
Turkey	104,527	5.59%	-	-
Spanish	71,163	3.81%	-	-
Others	74,330	3.97%	174,492	7.76%
Total	1,870,092	100.00%	$2,247,678	100.00%

Note 13. PATENTS

In 2003, Mr. Tjandra transferred his patents of atmospheric water generation (“AWG”) to the wholly-owned subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd. These patents are registered in the People’s Republic of China under the number P200304823. The subsidiary utilizes patents under licenses that are registered in the United States under the numbers 5,106,512, 5,149,466, 5,203,989 and 5,366,705.

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

During the year ended December 31, 2007, the Company recognized an additional impairment on patents of $315,508.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 13. PATENTS (Cont’d)

The following table represents the total estimated amortization of the Patents for the five succeeding years:

For the Year Ending December 31	Estimated Amortization Expense
2008	$141,118
2009	$141,118
2010	$141,118
2011	$141,118
2012	$141,118

Note 14. TAXES

The Company has incurred an operating loss in the year ended December 31, 2007 that may be available to offset future taxable income. The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Components of deferred tax assets as of December 31, 2007 and 2006 respectively are as follows:

As of December 31
	2007	2006
Net operating loss carry forward	$-	$-
Valuation allowance	$-	$-
Net deferred tax asset	$-	$-

The components of current income tax expense as of December 31, 2007 and 2006 respectively are as follows:

As of December 31
	2007	2006
	--------------------	--------------------
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$-	$-
Change in valuation allowance	$-	$-
Income tax expense	$-	$-

The Company has operations in China and Canada, neither of which allow for carryfoward of tax losses.

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

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

Note 16. LONG TERM LOAN RECEIVABLE

As atDecember 31, 2007, a subsidiary of the Company has a loan of RMB850,000 or US$ 116,535 (as at December 31, 2004, the loan was RMB950,000 or US$ 114,952) receivable from Hengxing Trading Company. The loan was arranged in August 2002 by the subsidiary in China for business development purposes. This amount is unsecured, yields no interest, with no specific terms of repayment. This loan has been reclassified as a long-term loan as it has been outstanding since 2002. Management expects this loan to be paid in full and accordingly; no allowance for doubtful accounts has been recorded.

Note 17. COMMITMENTS AND CONTINGENTS

Our principal executive offices are located at Suite #2610-1066 West Hastings Street in Vancouver, British Columbia, Canada. The office space is comprised of approximately 1000 square feet for which we pay $1,498 per month on a two months lease.

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

HENDRX CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

Note 17	.Commitments and Contingents

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

Yuxin during the years 2001 and 2002 to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly failed to perform when delivered in 2002. H2L’s suit seeks monetary damages from the defendants, including Hendrx, in addition to accrued interest and costs. On March 10, 2008, the Company was granted a motion to dismiss this lawsuit initiated by H2OLiquidair.

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

During the 2007 and 2006 year, Mr. Tjandra authorized various lending and borrowing transaction with companies and individuals who were related to him. These transactions were done without the approval of the board of directors of the Company. These financial statements do not account for any potential contingencies that may arise from these unauthorized transactions. Also the shares being held in escrow in the name of Mr. Tjandra from the acquisition of the Fujian Yuxin operation pending various actions to be performed by Mr. Tjandra may be compromised due to non-performance. If these shares are returned to treasury, the recorded value of goodwill could be virtually eliminated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Position(s) and Office(s)
George Solymar	69	Chief executive officer, chief financial officer, principal accounting officer, director
Nadir Walji	56	Director

George Solymar was appointed as a director of the Company on November 5, 2005. Mr. Solymar was appointed as the Company’s chief executive officer on July 11, 2006 and as chief financial officer and principal accounting officer on March 20, 2008.

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

Nadir Waljiwas appointed as a director of the Company on December 14, 2004.

Mr. Walji is a business consultant experienced in developing the application of new technologies. He has partnered with ERA-GSM deploying wireless mobile communication networks in Poland and currently serves as an officer and director of certain public companies. Mr. Walji has served since 2000 as the secretary for Brasiclica Mining Corp., a copper mining company; as a director of Sudamet Ventures Inc., an inactive company from 2000; as a director of Chilean Gold Ltd., an inactive company since 2000; as a director of Orex Ventures Inc., an inactive company since 2000; as a director of High End Ventures, Inc., an inactive company since 2006 and as an officer since February of 2007, and as a director of ComCam, Inc., a surveillance technology development company from 2002 until November of 2004.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have any independent directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is unaware of any persons who, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has included a copy of its Code of Ethics as Exhibit 14 to this Form 10-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us.

Board of Directors Committees

The board of directors has established an audit committee. However, at this time, with the limited size to our board of directors, the committee is made up of all our board members. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities.

The board of directors has not established a compensation committee.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings nor are they compensated for their service as directors. However, we have compensated the chairman of our board of directors for the rendition of services pertinent to our operation (see the Summary Compensation Table, below). The Company may adopt a provision for compensating directors for their services in the future.

The following table provides summary information for the year 2007 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of our directors.

Summary Compensation Table
Name	Fees earned or paid in cash ($)	Stock awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation ($)	All other compensation ($)	Total ($)
Nadir Walji director	60,000						60,000
Hendrik Tjandra* former chairman of the board of directors	34,501	-	-	-	-	-	34,501

*	Resigned on March 30, 2007

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our executive officer. Salaries are generally the only type of compensation we utilize in our executive compensation program. We utilize this form of compensation because we feel that it is adequate to retain and motivate our executive officers. The amounts we deem appropriate to compensate our executive officers are determined in accordance with market forces; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current compensatory program and the decisions regarding compensation are easy to administer and are appropriately suited for our objectives, we may expand our compensation program to any additional future employees to include stock awards, options and other compensatory elements.

Table

The following table provides summary information for 2007 and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
George Solymar* CEO, CFO, PAO, director	2007 2006	90,000 47,000	- -	- -	- -	- -	- -	- -	90,000 47,000
Robert De Costa** former CEO	2007 2006	- 48,000	- -	- -	- -	- -	- -	- -	- 48,000
Susan Liu*** former CFO	2007 2006	27,619 -	- -	- -	- -	- -	- -	- -	27,619 -
Cherry Cai former CFO****	2007 2006	30,367 44,353	- -	- -	- -	- -	- -	- -	30,367 44,353

*	Appointed CEO on July 11, 2006 and CFO and PAO on March 20, 2008.
**	Resigned on July 11, 2006.
***	Appointed July 31, 2007; resigned on March 20, 2008.
****	Resigned on July 31, 2007.

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation” to employees to report. Nor does the Company have any “Post Employment Payments” to report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s common stock as of April 8, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Common	George Solymar, CEO, CFO, PAO, director 2610-1066 West Hastings Street Vancouver, B.C., V6E 3X2, Canada	0	0.0%
Common	Nadir Walji, director 2610-1066 West Hastings Street Vancouver, B.C., V6E 3X2, Canada	0	0.0%
Common	Hendrik Tjandra Room 1411-23 She On Centre 6-8 Harbour Road Wanchai, Hong Kong 12304, China	12,720,000*	37.5%
Common	Pictet Funds Tower 42 Level 37 25 Old Broad Street London Ec2N 1HQ United Kingdom	2,000,000	5.4%
Common	Executive officers and directors as a group (2)	0	0.0%

*	Mr. Tjandra’s shares are held in escrow pursuant to the terms of the share purchase agreement dated December 16 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Beierwolf, & Nilson (“Chisholm”) provided audit services to the Company in connection with its annual report for the fiscal years ended December 31, 2007 and 2006. The aggregate fees billed by Chisholm for the audit of the Company’s annual financial statements for 2007 and 2006 were $35,000 and $29,000, respectively.

Audit Related Fees

Chisholm did not bill the Company fees in 2007 of 2006 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Chisholm did not bill the Company fees for professional services rendered in connection with the preparation of the Company’s tax returns in 2007 or 2006.

All Other Fees

Chisholm did not bill the Company fees in 2007 or 2006 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not currently have an audit committee. Therefore, all services provided to the Company by Chisholm, as detailed above, were pre-approved by the Company’s board of directors. Chisholm performed all work only with Chisholm’s permanent full time employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-26, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2007 and 2006:
Report of Independent Registered Public Accounting Firm

ConsolidatedBalance Sheets

ConsolidatedStatements of Income

Consolidated Statementsof Stockholders’ Equity

ConsolidatedStatements of Cash Flows

Notes to Consolidated Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 35 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of April, 2008.

Hendrx, Corp. /s/ George Solymar By: George Solymar Its: Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ George Solymar George Solymar	Director	April 11, 2008
/s/ Nadir Walji Nadir Walji	Director	April 11, 2008

INDEX TO EXHIBITS

Exhibit	Description

3(i)(a) *	Articles of Incorporation of the Company adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission (“Commission”) on January 12, 2004).
3(i)(b) *	Amended Articles of Incorporation of the Company adopted March 28, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).
3(ii)(a) *	Bylaws of the Company adopted May 4, 1998 (incorporated by reference to the Form 10-SB filed with the Commission on January 12, 2004).
3(ii)(b) *	Amended Bylaws of the Company adopted January 10, 2005 (incorporated by reference to the Form 8-K filed with the Commission on January 10, 2004).
10 *	Share Purchase Agreement between the Company and Hendrik Trjandra dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2004)
14	Code of Ethics.
21	Subsidiaries of the Company.
31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99 *	Stock Option Plan of the Company approved March 12, 2005 (incorporated by reference to the Form 10-KSB filed with the Commission on April 15, 2005).

*	Incorporated by reference to previous filings of the Company.