Form 10-Q
period 2008-03-31
HENDRX CORP
filed 2008-05-15
CIK 1082696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

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

(888) 436-3791

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changes since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

At May 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	4
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three month periods ended March 31, 2008 and March 31, 2007 and the period from inception	5
Unaudited Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 and March 31, 2007 and the period from inception	6
Notes to Unaudited Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	35
ITEM 4T. Controls and Procedures	35

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	37
ITEM 1A. Risk Factors	37
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3. Defaults upon Senior Securities	41
ITEM 4. Submission of Matters to a Vote of Securities Holders	41
ITEM 5. Other Information	41
ITEM 6. Exhibits	41
Signatures	42
Index to Exhibits	43

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Hendrx Corp, a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HENDRX CORP Unaudited Consolidated Balance Sheet (Expressed in US Dollars)
	March 31,	December 31,
	2008	2007
Assets
Current Assets
Cash	$41,250	$63,598
Accounts receivable	275,095	500,828
Value added tax refundable	46,619	30,237
Inventories (Note 4)	2,127,526	2,214,971
Due from related parties (Note 8d)	29,876	28,767
Prepaid expenses	129,789	21,634
Total Current Assets	2,650,155	2,330,960
Property, Plant and Equipment-Net (Note 6)	5,265,101	5,826,460
Other assets
Long term loan receivable (Note 15)	121,040	116,535
Intangible assets-Net (Note 5)	2,126,676	2,174,334
Goodwill (Note 3)	7,800,000	7,800,000
Total Other Assets	10,047,716	10,090,869
Total Assets	$17,962,972	$18,234,313
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & Accrued liabilities	$1,170,558	$1,253,382
Short term bank loans (Note 9)	3,235,941	3,093,651
Due to related parties (Note 8e)	936,313	830,145
Total Current Liabilities	5,342,812	5,177,178
Commitments and Contingents (Note 16)	1,000,000	1,000,000

Total Liabilities	6,342,812	6,177,178
Stockholders' Equity
Capital stock (Par value $0.001, Authorized: 350,000,000
Issued and outstanding: 37,238,067)	37,238	37,238
Additional paid-in capital	43,196,066	43,196,066
Other Comprehensive Income	722,058	663,537
Deficit	(32,335,202)	(31,839,706)
Total stockholders' equity	11,620,160	12,057,135
Total liabilities and stockholders' equity	$17,962,972	$18,234,313

The accompanying notes are an integral part of these financial statements

HENDRX CORP Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) (Expressed in US Dollars)

	Three months Ended March 31,
	2008	2007

Revenue	$600,411	$210,156
Cost of Goods Sold	(715,929)	(286,237)
Gross Profit (Loss)	(115,518)	(76,081)
Selling Expenses	99,648	26,645
General and administrative expenses	202,724	172,896
Contract services	62,864	58,953
Salaries and wages	55,582	40,713
Total Expenses	420,818	299,207
Income (Loss) from Operations	(536,336)	(375,288)
Other Income (Expense)
Other income (expense)	112,152	(18,212)
Interest expenses	(71,312)	(45,093)
Total Other Income (Expense)	40,840	(63,305)

Profit (Loss) before Income taxes	(495,496)	(438,593)
Income Taxes	$-	$-
Net profit (loss) for the year	(495,496)	(438,593)
Net (loss) per common shares Basic & Dilutive	(0.01)	(0.01)
Weighted Average Shares Outstanding	37,238,067	37,238,067

Net profit (loss) for the year	(495,496)	(438,593)
Other Comprehensive Income
Foreign Currency Translation Adjustments	58,521	(17,720)
Comprehensive Income (Loss)	$(436,975)	$(456,313)

The accompanying notes are an integral part of these financial statements

HENDRX CORP Unaudited Consolidated Statements of Cash Flows (Expressed in US Dollars)

	Three Months Ended March 31,
	2008	2007

Cash Flows from Operating activities
Net losses	$(495,496)	$(438,593)
Adjustments to reconcile net income (loss) to net Cash
Amortization and depreciation	65,966	186,065
Impairment of intangible assets	-	-
Changes in operating assets and liabilities
Accounts receivable	225,733	79,368
VAT Refundable	(16,382)	9,702
Inventories	87,445	(134,706)
Prepaid expenses	(108,155)	-
Accounts payable and accrued liabilities	(82,824)	58,035
Total funds from (used in) operating activities	(323,713)	(240,129)

Cash Flows from Investing activities
Cash paid for note receivable	-	(1,172)
Cash paid for property, plant, and equipment	-	(8,582)
Total funds from (used in) investing activities	-	(9,754)

Cash Flows from Financing activities
Loan Receivable	(4,505)	-
Short term loan proceeds	142,290	156,947
Advances to related parties	(1,109)	(66,670)
Advances from related parties	106,168	190,924
Total funds provided by (used in) financing activities	242,844	281,201

Cash, increase during the year	(80,869)	31,318
Foreign exchange	58,521	(17,720)
Cash, beginning of the year	63,598	29,198

Cash, end of the year	$41,250	$42,796
Supplementary cash flow information
Income taxes (refunded) paid	-	-
Cash paid for interest	148,473	45,093

The accompanying notes are an integral part of these financial statements

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
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

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $2,692,657 at March 31, 2008 and a net loss of $495,496 for the three months then ended. The Company might not have sufficient work capital for the next twelve months and is dependent on financing to continue operation. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and March 31, 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and March 31, 2007 are not necessarily indicative of the operating results for the full year.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
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

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

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

Earnings per Common Share

The Company adopted Financial Accounting Standards (SFAS) No. 128. Earnings Per Share which simplifies the computation of earnings per share requiring the restatement of all prior periods. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. The Company had 350,000 stock equivalents of warrants at March 31, 2008 (2007 -350,000) that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

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

Capital assets and depreciation

Capital assets are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value. Depreciation expense for the three months ended March 31, 2008 and 2007 are $18,308 and $19,545, respectively.

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

Account Receivables

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of clients; governmental agencies or credit lines of the client. Management has determined that allowance for bad debt will be based on a percentage of aged receivables. Allowance for bad debt at March 31, 2008 is estimated to be $0.

Research and development

Research and development costs, which include the cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred. The costs incurred were $3,989 and $2,414 in 2008 and 2007 respectively.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

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

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
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

The Board of Directors of the Company having considered the above factors, recognized a goodwill impairment of $24,054,137 for the year ended December 31, 2007.

Financial instruments

The company’s financial instruments consist of cash, accounts receivable and current liabilities. Unless otherwise noted, it is management’s opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Segmented information

The Company’s identifiable assets are all located in China except cash of $1,435 in Canada and cash of $742 in Switzerland and fixed assets of $1,805 in Canada. Revenue on a geographical basis is disclosed in Note 12.

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

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The Company will adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the new disclosure requirements under SFAS 161.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
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

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD. (Cont’d)

(iii) The market price of 12,720,000 common shares issued for this acquisition was $2.68 per common share for total stock consideration of $34,090,200 plus cash payments of $3,500,000 on the terms, as outlined above, for total consideration of $37,590,200.

     There is goodwill on the acquisition, computed as follows:

Assets Acquired
Current Assets	$1,973,259
Fixed Assets	5,071,568
Intangible Assets	3,069,352
Total Assets	10,114,179
Liabilities Assumed
Current Liabilities	4,378,116
Net Equity	5,736,063
Consideration issued, as above	37,590,200
Goodwill, on acquisition	$31,854,137

The Board of Directors of the Company recognized a goodwill impairment of $24,054,137 for the year ended December 31, 2007. Accordingly, the carrying value of goodwill at December 31, 2007 and March 31, 2008 was $7,800,000.

Note 4. INVENTORIES

The composition of inventory at March 31, 2008 and December 31, 2007 are presented in the following table:

	March 31,	December 31,
	2008	2007
Finished goods	190,637	$230,928
Raw materials	846,086	855,075
Work-in-process	1,090,803	1,128,968
Total	$2,127,526	$2,214,971

Management determined that a reserve against the carrying value of inventory was not necessary at March 31, 2008.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

Note 5. INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION

March 31, 2008		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,777,490	$390,492	$1,386,998
Patents	1,752,382	1,012,704	739,678
Total	$3,529,872	$1,403,196	$2,126,676
December 31, 2007		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,777,490	$380,843	$1,396,647
Patents	1,752,382	974,696	777,686
Total	$3,529,872	$1,355,538	$2,174,334

     Amortization expenses for the three months ended March 31, 2008 and 2007 were $47,658 and $46,873 respectively.

Note 6.     PROPERTY, PLANT AND EQUIPMENT

March 31, 2008		Accumulated
	Cost	Depreciation	Net
Buildings	$2,961,323	$840,679	$2,120,644
Manufacturing machinery and equipment	4,562,978	1,640,938	2,922,040
Transportation equipment	310,721	136,062	174,659
Electronic equipment	90,529	76,808	13,721
Leasehold improvement	18,377	4,848	13,529
Office equipment	80,815	60,990	19,825
Construction in progress	684	-	684
Total	$8,025,426	$2,760,325	$5,265,102
December 31, 2007		Accumulated
	Cost	Depreciation	Net
Buildings	$2,961,323	$828,818	$2,132,504
Manufacturing machinery and equipment	4,562,978	1,635,925	2,927,053
Transportation equipment	310,721	136,062	174,659
Electronic equipment	90,529	76,808	13,721
Leasehold improvement	18,377	4,424	13,953
Office equipment	80,815	59,980	20,835
Construction in progress	684	-	684
Total	$8,025,426	$2,742,017	$5,283,409

     Depreciation expenses for the three months ended March 31, 2008 and 2007 were $18,308 and $19,545 respectively.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

Note 7. COMMON STOCK

Authorized

350,000,000 voting common shares at par value of $0.001 per share

Net Loss Per Share

Basic and diluted weighted average numbers of shares outstanding for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
Numerator-Basic / Diluted
Net loss available for common stock	$495,496	$438,593
Weighted average number of shares
(after forward split)
Basic	37,238,067	37,238,067
Diluted	37,238,067	37,238,067

Net Profit (Loss) per share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

The Company had 350,000 stock equivalents of options at March 31, 2008 that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

Stock Options / Stock Based Compensation

On March 12, 2005, the Company granted 350,000 stock options to directors and officers as compensation for services. Stock options outstanding at March 31, 2008 were:

Options Outstanding			Options Exercisable
	Weighted-
Number	Average		Number	Number
Outstanding at	Remaining		Exercisable at	Exercisable at
March 31,	Contractual	Exercise	March 31,	December 31,
2008	Life (years)	Price	2008	2007
350,000	2	$1.50	-	-

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

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

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2006 and December 31, 2007	350,000		$1.50

Granted	—		$—
Exercised	—		$—
Cancelled		$
Outstanding at March 31, 2008	350,000		$1.50

     The Company did not record any stock-based compensation during the three months ended March 31, 2008 and 2007.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

Note 8. RELATED PARTY TRANSACTIONS

(a)	During the three months ended March 31, 2008 and 2007, sales to related parties are as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Related Parties	2008	2007
Hendrik Tjandra	$-	$258
Total	$-	$258

(b)	During the three months ended March 31, 2008 and 2007, purchases from related parties were as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
Related Parties	2008	2007
Fuqing Huanyu plastic products Co., Ltd.
controlled by sister of Mr. Tjandra	$-	$11,050
Total	$-	$11,050

(c) During the three months ended March 31, 2008, the Company paid total consulting services of $62,864 to officers and directors and $58,953 in 2007.

(d)	Balances due from related parties, are as follows:

	March 31,	December 31,
	2008	2007

Indonesia PT. Galakst Perkasa	$22,816	$21,970
Controlled by the Mr. Tjandra
Fuzhou Sales Department	1,463	1,408
Fuqing Yuongxian Printing Co.,Ltd	5,597	5,389
Controlled by sister of Mr. Tjandra
	$29,876	$28,767

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

Note 8. RELATED PARTY TRANSACTIONS (cont’d)

(d)	Balances due to related parties, are as follows

	March 31,	December 31,
	2008	2007

Fujian Tienyu Steel Products Co. Ltd	$244,850	$189,323
Controlled by Mr. Tjandra
Fuqing Huanyu Plastic Products Co., Ltd	22,854	18,156
Controlled by sister of Mr. Tjandra
Fujian Zhengtian Corporation	360,272	346,863
Controlled by brother of Mr. Hendrik Tjandra
Nadir Walji	67,500	55,604
Director of the Company
Susan Liu	-	196
CFO of the Company
George Solymar	240,837	220,003
CEO of the Company
Total	$936,313	$830,145

Note 9. SHORT TERM BANK LOANS/GUARANTEES

     Short-term loans are borrowing from banks. The terms of these short term loans are summarized as follows:

	Interest Rate	March 31,	December 31,
	(Per Year)	2007	2007
Agricultural Bank of China,
Fuqing Branch	6.57% to 7.02%	$2,378,080	$2,289,570
XingYie Bank,
Fuqing Branch	8.424% to 8.541%	317,552	342,750
Others	-	42,720	38,388
First Capital Invest Corp	7.00%	497,589	422,943
Total		$3,235,941	$3,093,651

These short-term loans are secured by the Company’s assets and guaranteed by Fujian Tianyu Steel Products Co., Ltd. owned by Mr. Tjandra. Bank interest for the three months ended March 31, 2008 and 2007 are $71,312 and $45,093, respectively.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

Note 9. SHORT TERM BANK LOANS/GUARANTEES (cont’d)

The Company also provides guarantees of bank loans of, Fujian Tianyu Steel Products Co., Ltd., owned by Mr. Tjandra, in the amount of $6,635,840 (RMB46,600,000) at March 31, 2008 and December 31, 2007.

Bank guarantees and bank loans of Fujian Tianyu Steel Products Co., Ltd., as borrower from the banks, are below:

	Bank Loan Payable Balance at March 31, 2008		Maximum Amount of Guarantee at March 31, 2008

	RMB	US$	RMB	US$
Fuqing Agriculture Bank	46,600,000	$6,635,840	46,600,000	$6,635,840
TOTAL	46,600,000	$6,635,840	46,600,000	$6,635,840

	Bank Loan Payable Balance at December 31, 2007		Maximum Amount of Guarantee at December 31, 2007

	RMB	US$	RMB	US$
Fuqing Agriculture Bank	46,600,000	$6,635,840	46,600,000	$6,635,840
TOTAL	46,600,000	$6,635,840	46,600,000	$6,635,840

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

Note 10. PENSION AND EMPLOYMENT LIABILITIES

     The Company does not have any liabilities as at March 31, 2008, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

Note 11. GEOGRAPHIC INFORMATION

(a)	Revenue from customers

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007

Countries	$	%	$	%
China	-	-	31,066	14.78%
United States	137,833	22.96%	1,146	0.55%
Nigeria	242,838	40.45%	-	-
Ukraine	129,629	21.59%	-	-
Lebanon	-	-	76,796	36.54%
Malaysia	20,086	3.35%	120,080	57.14%
Egypt	7,522	1.25%	-	-
Israel	29,852	4.97%	(76,508)	-36.41%
France	-	-	19,471	9.27%
Spain	24,627	4.10%	-	-
Others	8,024	1.33%	38,105	18.14%
Total	600,411	100.00%	$210,156	100.00%

Note 12. PATENTS

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

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

Note 12. PATENTS (Cont’d)

     The following table represents the total estimated amortization of the Patents for the five succeeding years:

For the Year Ending December 31	Estimated Amortization Expense
2008	$141,118
2009	$141,118
2010	$141,118
2011	$141,118
2012	$141,118

Note 13. TAXES

The Company has incurred an operating loss in the three months ended March 31, 2008 that may be available to offset future taxable income. The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Components of deferred tax assets as of March 31, 2008 and December 31, 2007 respectively are as follows:

	March 31,	December 31,
	2008	2007
Net operating loss carry forward	$-	$-
Valuation allowance	$-	$-
Net deferred tax asset	$-	$-

The components of current income tax expense as of March 31, 2008 and 2007 respectively are as follows:

Three Months Ended March 31,
	2008	2007

Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$-	$-
Change in valuation allowance	$-	$-
Income tax expense	$-	$-

The Company has operations in China and Canada, neither of which allow for carryfoward of tax losses.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

Note 14. SALES DISTRIBUTORS

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

Note 15. LONG TERM LOAN RECEIVABLE

     As at March 31, 2008, a subsidiary of the Company has a loan of RMB850,000 or US$121,040 (as at December 31, 2004, the loan was RMB950,000 or US$135,280) receivable from Hengxing Trading Company. The loan was arranged in August 2002 by the subsidiary in China for business development purposes. This amount is unsecured, yields no interest, with no specific terms of repayment. This loan has been reclassified as a long-term loan as it has been outstanding since 2002. Management expects this loan to be paid in full and accordingly; no allowance for doubtful accounts has been recorded.

Note 16. Commitments and Contingents

Our principal executive offices are located at Suite #2610-1066 West Hastings Street in Vancouver, British Columbia, Canada. The office space is comprised of approximately 1000 square feet for which we pay $1,500 per month on a month-to-month lease.

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

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

March 31, 2008
(Expressed in US Dollars)

Note 16     .Commitments and Contingents

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

Product Warranties

The Company provides a one-year product warrantee for service on our product sales. The company’s policy regarding product warrantees is to estimate the liability associated with costs to repair or replace units received on product warrantees. The Company’s past history of costs associated with warrantee repairs or replacements have not been material. In the future as sales increase, the warrantee liability will become material and the company will record the proper liability.

Unauthorized Transactions

During the 2007 and 2006, Mr. Tjandra authorized various lending and borrowing transaction with companies and individuals who were related to him. These transactions were done without the approval of the board of directors of the Company. These financial statements do not account for any potential contingencies that may arise from these unauthorized transactions. Also the shares being held in escrow in the name of Mr. Tjandra from the acquisition of the Fujian Yuxin operation pending various actions to be performed by Mr. Tjandra may be compromised due to non-performance. If these shares are returned to treasury, the recorded value of goodwill could be virtually eliminated.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

The Company is engaged in the research and development, manufacture, marketing, and world-wide distribution of water generation, filtration, ionization, desalinization, and purification devices. Our main product lines include atmospheric water generation (“AWG”) units, alkaline calcium ionic water dispensers, and reverse osmosis systems.

Goals and Objectives

The Company is continuing efforts to accomplish its long-term goals and objectives, as follows:

1.     Increase overall market share, remain competitive in the atmospheric water industry, and attain business plan targets.

     The Company will pursue these objectives with the following strategies:

•	Increase revenues;

•	Focus on net profit margins;

•	Acquire related companies with existing distribution networks and net revenue streams;

•	Expand through joint ventures with companies possessing unique and/or revolutionary technologies or products; and

•	Implement an aggressive marketing campaign to create brand and product awareness.

2.     Manufacture defect free equipment.

     The failure of many AWG companies can be attributed to defects in the manufacture of AWG equipment. Although the concept of producing water from the air is not a new one, the concept of producing drinking water from the air is relatively recent. Typical air conditioning or dehumidification companies can manufacture appliances that produce water from the air but do not have the expertise and “know-how” to purify the water produced and maintain the purity of that water. On the other hand, some water filtration/purifier appliance manufacturers are able to purify and/or filter water but cannot ensure the trouble-free operation of water machines. Accordingly, it is crucial to the success of our business that we manufacture defect free water machines that operate reliably without the need for service calls or defects that lead to technical problems.

3.     Become financially stable.

     Numerous atmospheric water companies have failed because they ran out of funds, either before they could successfully produce machines or before they could enter the market. The Company must ensure that it has sufficient funds to move forward in pursuit of its goals and objectives.

4.     Generate value for our shareholders.

     We aim to generate value for our shareholders through the advanced research and development of new, innovative, safe, and highly-effective products.

5.     Help establish a professional industry image.

     One problem which has continuously plagued the infant atmospheric water industry is the lack of professionalism among the participants, most of which have been small operations attempting to penetrate a multi-billion water industry. Often, small companies represented products that were manufactured by factories with little or no knowledge of building atmospheric water generators. As a result, many consumers ended up with products that did not work well if at all. Our intent is to help build a professional industry in which the participants value quality and reliability as well as placing emphasis on fostering professional relationships with distributors, agents, and dealers.

Reaching Our Goals and Objectives

To reach the above goals and objectives, we have begun implementing a series of strategies which we refer to as our “10-Step” plan, as follows:

1.      Corporate and management restructuring

2.      Improve manufacturing processes

3.      Establish additional assembly facility (in the United States)

4.      Establish a research and development facility

5.      Develop and launch new products

6.      Establish regional offices

7.      Increase our number of distributors

8.      Develop and implement support systems for distributors

9.      Financial and debt restructuring

10.      Consolidate the industry

Marketing Strategy and Sales Campaign

Additionally, our expanded marketing strategy, which we have begun to implement, focuses on the following:

•	The determination of ideal geographical markets;

•	Engaging multiple distributors in each of the selected geographical targets;

•	Developing a comprehensive marketing plan;

•	Increasing our brand and product awareness;

•	Saturating the AWG market;

•	Increase revenues through sales and acquisitions; and

•	Developing a retail market campaign.

Further, we have begun developing comprehensive national and international sales campaigns as well as taken steps to improve customer satisfaction with after sales service.

The Company’s business development strategy is prone to significant risks and uncertainties certain of which could have an immediate impact on its efforts to realize a positive net cash flow and could deter the anticipated expansion of its business. Historically, we have not generated sufficient net cash flow to sustain operations and have had to rely on debt or equity financing to remain in business. Therefore, we cannot offer that future expectations of net cash flow will prove correct or that net cash flow realized, if any, will be sufficient to sustain our continued operation. Should we be unable to generate sufficient net cash flow from revenue and financings the Company may be forced to sell assets as an alternative to the cessation of operations. The success of such measures can in no way be assured.

Results of Operations

The Company’s financial condition, results of operations and the carrying value of its assets depends primarily on its ability to produce effective AWG machines in a sufficient number to generate net cash flow. Our ability to accomplish this objective is unproven. Unless we can produce profitable operations from the sale of AWG machines we could incur a further write down in the carrying value of our assets.

Our future success will depend on our ability to implement those strategies considered by management and the near term realization of sufficient financing to bridge the gap between revenues and expenditures. We will require at least $1,000,000 in financing over the next twelve months. Management can offer no assurance that such debt or equity financing is available. Should the Company be unable to secure financing it may be forced to curtail or cease operations.

During the three month period ended March 31, 2008 the Company was engaged in the research and development, manufacturing, and marketing of AWG, reverse osmosis, and other water related units from Fujian, China. Over the next twelve months the Company intends to focus on increasing revenues and research and development.

Revenue

Revenue for the three month period ended March 31, 2008 was $600,411 as compared to $210,156 for the three month period ended March 31, 2007, an increase of 186%. The increase in gross revenues over the comparative three month periods can be attributed to orders from new distributors of our AWG products and third party manufacturing contracts. We expect that gross revenues will continue to increase over the next twelve months.

Cost of Goods Sold and Gross Losses

Cost of goods sold for the three month period ended March 31, 2008 was $715,929 as compared to $286,237 for the three month period ended March 31, 2007, an increase of 150%. Cost of goods sold has been 119% and 136% of revenue for the three periods ended March 31, 2008 and 2007, respectively.

Gross losses for the three month period ended March 31, 2008 were $115,518 as compared to $76,081 for the three month period ended March 31, 2007, an increase of 52%. Our gross losses can be attributed to inefficiencies in manufacturing and quality control. We expect that gross losses will decrease in future periods as we move to remedy inefficiencies in our manufacturing process and increase the effectiveness of our quality control over the next twelve months.

Expenses

Expenses for the three month period ended March 31, 2008 increased to $420,818 from $299,207 for the three month period ended March 31, 2007, an increase of 41%. The increase is primarily due to increases in selling expenses and general and administrative expenses. We expect that expenses will remain relatively consistent over the next twelve months.

Selling expenses for the three month period ended March 31, 2008 increased to $99,648 from $26,645 for the three month period ended March 31, 2007. General and administrative expenses for the three month period ended March 31, 2008 increased to $202,724 from $172,896 for the three month period ended March 31, 2007. Contract services for the three month period ended March 31, 2008 increased to $62,864 from $58,953 for the three month period ended March 31, 2007. Salaries and wages for the three month period ended March 31, 2008 increased to $55,582 from $40,713 for the three month period ended March 31, 2007.

Loss from Operations

The loss from operations for the three month period ended March 31, 2008 was $536,336 as compared to $375,288 for the three month period ended March 31, 2007, an increase of 43%. The increase in our loss from operations can be attributed to the increase in expenses and cost of goods sold in excess of revenues. The Company expects to reduce loss from operations over the next twelve months by stabilizing expenses and eliminating the losses associated with the cost of goods sold.

Net and Comprehensive Loss

Net loss for the three month period ended March 31, 2008 was $495,496 as compared to $438,593 for the three month period ended March 31, 2007, an increase of 13%. This increase is primarily attributable to loss from operations as well as an increase of interest expenses to $71,312 from $45,093 over the comparative periods. Net loss in the current three month period was offset by other income of $112,152 as compared to other expenses of $18,212 which increased net loss in the previous three month period. Comprehensive loss for the three month period ended March 31, 2008 was $436,975 as compared to $456,313 for the three month period ended March 31, 2007. The decrease in net loss over the comparative three month periods can be attributed to foreign currency translation adjustments. The Company expects to decrease net and comprehensive losses over the next twelve months.

Depreciation expense for the three month periods ended March 31, 2008 and 2007 were $18,308 and $19,545, respectively.

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

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years. We believe that we can offset inflationary increases in the cost of materials and labor by increasing sales and improving operating efficiencies.

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the three month periods ended March 31, 2008 or 2007.

Liquidity and Capital Resources

Cash flow used in operating activities for the three month period ended March 31, 2008 was $323,713 as compared to $240,129 for the three month period ended March 31, 2007. Cash flow used in operating activities in the current period is primarily due to loss from operations and an increase in prepaid expenses that were not fully offset by a decrease in accounts receivables. The Company anticipates that cash flow will continue to be used in operating activities throughout 2008 or until such time as management can fully implement its business plan.

Cash flow used in investing activities for the three month period ended March 31, 2008 was $0 as compared to $9,754 for the three month period ended March 31, 2007.

Cash flow produced by financing activities for the three month period ended March 31, 2008 was $242,844 as compared to $281,201 for the three month period ended March 31, 2007. Cash flow in the current period is from short term loans and advances from related parties. The Company expects that cash flow will continue to be produced from financing activities in 2008 as management requires new debt or equity financing to move its business plan forward.

The Company had a working capital deficit of $2,692,657 as of March 31, 2008 as compared to a working capital deficit of $2,846,218 as of December 31, 2007. On March 31, 2008 the Company had current assets of $2,650,155, which included cash of $41,250, accounts receivable of $275,095, and inventory of $2,127,526. On March 31, 2008, total assets were $10,047,716, which included goodwill of $7,800,000. On March 31, 2008 current liabilities were $5,342,812 and total liabilities were $6,342,812.

We do not have sufficient current assets or operational cash flow to meet our current obligations or satisfy cash needs over the next twelve months. The Company anticipates that cash flows from future revenues and debt or equity placements are expected to be sufficient to fund operations in 2008. However there can be no assurance that the Company will generate sufficient cash flows from revenue or debt or equity placements to fund current operations.

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

Off Balance Sheet Arrangements

As of March 31, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In Note 2 to the audited consolidated financial statements for the years ended December 31, 2007 and 2006 included in Form 10-K filed with the Commission, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the U.S.A.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;

•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements for operations;

•	uncertainties related to the acceptance of our current and future products;

•	our ability to achieve and maintain sufficient revenues to fund operations;

•	the volatility of the stock market and;

•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (Commission) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management had not identified any material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Worldwide Water, LLC

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“Worldwide”) against a number of defendants, including the Company, in the Superior Court for the County of Los Angeles, State of California, case no. SC088178, for contractual fraud and patent infringement. The complaint alleged that an agreement between Worldwide and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with our subsidiary to manufacture AWGs, on an OEM basis, that allegedly infringed Worldwide’s patents. Worldwide’s suit sought damages of $1,000,000 from the defendants, including the Company, in addition to accrued interest and costs. We did not enter an appearance in this action. On March 17, 2006 a default judgment was entered against us. The Company is attempting to retain and instruct counsel to have the default judgment vacated as we deny any culpability or liability in this matter. We cannot give any assurance that we will be successful in our opposition to the plaintiff’s claim and may be compelled to pay all or part of any judgment against us. Even if we are successful in having the default judgment set aside or the case reopened we will face the cost of litigation and may ultimately be unsuccessful. The Company has recorded a $1,000,000 contingent liability to account for the judgment.

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

H2OLiquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by
H2OLiquidair of Florida, LLC, a Florida LLC, against a number of defendants, including the Company and our subsidiary, in the United States District Court for the Southern District of Florida, Miami Division, case no. 06-cv-22591-Seitz, for breach of contract, defective products and interfering by competing in its territory. We did not enter an appearance in this action. On January 23, 2007 a default judgment was entered against us and our subsidiary. On March 10, 2008, the Company was granted a motion to dismiss the lawsuit; the case is now closed.

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

Since our inception in 1998, our expenses have significantly exceeded our revenue, resulting in continuing losses. During the three months ended March 31, 2008 we recorded a comprehensive loss of $436,975. We believe that we may continue to incur operating losses until such time as we realize the benefits of our new marketing strategy and sales campaign.

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

A limited number of customers account for most of our net sales. The loss of one or more of our major customers could have a substantial and adverse effect on our business. We have in the past, and may in the future, lose our major customers or a substantial portion of our business with one or more major customers. If we do not sell products to customers in the quantities anticipated, or if a major customers reduces or terminates its relationship with us, market perception of our products and technology, growth prospects, and financial condition and results of operations could be harmed. Any termination of our relationships with, or significant reduction or modification of the products we manufacture for our major customers would materially reduce our revenue.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 43 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hendrx Corp.

/s/ George Solymar                              May 15 , 2008

George Solymar

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

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

10 *     Share Purchase Agreement between the Company and Hendrik Trjandra dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2004).

14 *     Code of Ethics (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

21 *     Subsidiaries of the Company (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008) .

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