Form 10-Q
period 2008-06-30
HENDRX CORP
filed 2008-08-19
CIK 1082696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

(604) 602-1717

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

At August 19, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	4
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six month periods ended June 30, 2008 and June 30, 2007	5
Unaudited Consolidated Statements of Cash Flows for the six month periods ended June 30, 2008 and June 30, 2007	6
Notes to Unaudited Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	35
ITEM 4T. Controls and Procedures	35

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	36
ITEM 1A. Risk Factors	37
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
ITEM 3. Defaults upon Senior Securities	40
ITEM 4. Submission of Matters to a Vote of Securities Holders	40
ITEM 5. Other Information	40
ITEM 6. Exhibits	40
Signatures	41
Index to Exhibits	42

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Hendrx Corp., a Nevada corporation, and its subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

HENDRX CORP Consolidated Balance Sheet (Expressed in US Dollars)

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current Assets
Cash	$25,243	$63,598
Accounts receivable	503,938	500,828
Value added tax refundable	44,600	30,237
Inventories (Note 4)	2,331,045	2,214,971
Due from related parties (Note 8d)	30,610	28,767
Prepaid expenses	277,152	21,634
Total Current Assets	3,212,588	2,330,960
Property, Plant and Equipment-Net (Note 6)	5,246,814	5,826,460
Other assets
Long term loan receivable (Note 15)	51,065	116,535
Intangible assets-Net (Note 5)	2,079,018	2,174,334
Goodwill (Note 3)	7,800,000	7,800,000
Total Other Assets	9,930,083	10,090,869

Total Assets	$18,389,485	$18,234,313

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & Accrued liabilities	$1,476,828	$1,253,382
Short term loans (Note 9)	3,409,147	3,093,651
Due to related parties (Note 8e)	1,280,829	830,145
Total Current Liabilities	6,166,804	5,177,178
Commitments and Contingents (Note 16)	1,225,320	1,000,000

Total Liabilities	7,392,124	6,177,178

Stockholders' Equity
Capital stock (Par value $0.001, Authorized: 350,000,000
Issued and outstanding: 37,238,067)	37,238	37,238
Additional paid-in capital	43,196,066	43,196,066
Other Comprehensive Income	798,411	663,537
Deficit	(33,034,354)	(31,839,706)
Total stockholders' equity	10,997,361	12,057,135
Total liabilities and stockholders' equity	$18,389,485	$18,234,313

HENDRX CORP Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) (Expressed in US Dollars)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenue	$529,142	$813,815	$1,129,553	$1,023,971
Cost of Goods Sold	(579,307)	(754,837)	(1,295,236)	(1,041,074)
Gross Profit	(50,165)	58,978	(165,683)	(17,103)

Selling Expenses	38,508	48,122	138,156	74,767
General and administrative expenses	159,550	250,744	362,274	423,640
Contract services	51,669	56,634	114,533	115,587
Salaries and wages	37,896	70,242	93,478	110,955
Total Expenses	287,623	425,742	708,441	724,949
Income (Loss) from Operations	(337,788)	(366,764)	(874,124)	(742,052)

Other Income (Expense)
Other income (expense)	6,727	3,261	118,879	(14,951)
Interest expenses	(142,771)	(62,270)	(214,083)	(107,363)
Litigation losses	(225,320)	-	(225,320)	-
Total Other Income (Expense)	(361,364)	(59,009)	(320,524)	(122,314)

Profit (Loss) before Income taxes	(699,152)	(425,772)	(1,194,648)	(864,365)
Income Taxes	-	-	-	-
Net profit (loss) for the year	$(699,152)	$(425,772)	$(1,194,648)	$(864,365)
Net (loss) per common shares Basic & Dilutive	(0.02)	(0.01)	(0.03)	(0.02)
Weighted Average Shares Outstanding	37,238,067	37,238,067	37,238,067	37,238,067

Net profit (loss) for the year	$(699,152)	$(425,772)	$(1,194,648)	$(864,365)
Other Comprehensive Income
Foreign Currency Translation Adjustments	76,353	17,720	134,874	(38,082)
Comprehensive Income (Loss)	$(622,799)	$(408,052)	$(1,059,774)	$(902,447)

HENDRX CORP Unaudited Consolidated Statements of Cash Flows (Expressed in US Dollars)

	Six months ended June 30,
	2008	2007

Cash Flows from Operating activities
Net losses	$(1,194,648)	$(864,365)
Adjustments to reconcile net income (loss) to net Cash
Amortization and depreciation	131,911	284,715
Impairment of intangible assets	-	86,680
Litigation losses	225,320	-
Changes in operating assets and liabilities
Accounts receivable	(3,110)	(178,544)
VAT Refundable	(14,363)	(2,368)
Inventories	(116,074)	(118,927)
Prepaid expenses	(255,518)	(23,979)
Accounts payable and accrued liabilities	223,446	220,566
Total funds from (used in) operating activities	(1,003,036)	(596,222)

Cash Flows from Investing activities
Cash paid for property, plant, and equipment	-	(10,865)
Total funds from (used in) investing activities	-	(10,865)

Cash Flows from Financing activities
Loan Receivable	65,470	-
Short term loan proceeds	1,851,823	232,430
Short term loan repayments	(1,536,327)	-
Advances to related parties	(1,843)	(251)
Advances from related parties	450,684	455,259
Total funds provided by (used in) financing activities	829,807	687,438

Cash, increase during the year	(173,229)	80,351
Foreign exchange	134,874	(38,082)
Cash, beginning of the year	63,598	29,198

Cash, end of the year	$25,243	$71,467

Supplementary cash flow information
Income taxes (refunded) paid	$-	$-
Cash paid for interest	$197,153	$107,363

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 1.     ORGANIZATION AND NATURE OF BUSINESS

Organization

Hendrx Corp. (the “Company”) was incorporated under the laws of the State of Nevada on May 4, 1998 (the inception date) for the purpose of promoting and carrying on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company operated from May 4, 1998 through approximately October 31, 2000 developing and marketing computer software. On October 31, 2000, the Company ceased the aforementioned operations and was in the development stage until December 16, 2004, when it acquired 100% of the issued shares of Eastway Global Investment Limited (“Eastway”), which included Eastway’s wholly-owned operating subsidiary, Fujian Yuxin Electronic Equipment Co., Ltd. (“Yuxin”).

Organization and Nature of Business of the Wholly Owned Operating Subsidiary

Yuxin was incorporated under the laws of People’s Republic of China on February 18, 1993. The principal business of Yuxin is to manufacture and distribute water dispenser systems. Yuxin owns patents of atmospheric water generation in China and utilizes patents under license that are registered in the United States. Its head office and plant facilities are located in Ron Qiao Economic Development Zone, Fuqing City, Fujian Province, P.R. China.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $2,954,216 at June 30, 2008 and a net loss of $1,194,648 for the six months then ended. The Company might not have sufficient work capital for the next twelve months and is dependent on financing to continue operation. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and June 30, 2008 and for the periods then ended have been made.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 1.     ORGANIZATION AND NATURE OF BUSINESS (Cont’d)

Interim Financial Statements (cont’d)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and June 30, 2007 are not necessarily indicative of the operating results for the full year.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

Basis of presentation

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

Accounting Method

The Company financial statements are prepared using the accrual method of accounting. Property, Plant and Equipment assets are stated at cost. Depreciation and amortization uses the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
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

Stock based compensation

Effective January 1, 2005, the Company adopted revised Statement of Financial Accounting Standards (“SFAS”) No.123(R), “Share-Based Payment” which replaces SFAS No.123 “Accounting for Stock-Based Compensation” and supersedes APB Opinion No.25, “Accounting for Stock Issued to Employees.” This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transaction. The statement applies to all awards granted, modified repurchased or cancelled after January 1, 2005, and unvested portion of previously issued and outstanding awards. Stock-based compensation newly issued is expensed in accordance with the fair value based method of accounting. The fair value of equity instruments issued to employees is measured on the date of grant and recognized as compensation expense over the applicable vesting period. The Company estimates the fair value of stock options using the Black-Scholes option valuation model.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Earnings per Common Share

The Company adopted SFAS No. 128. Earnings Per Share which simplifies the computation of earnings per share requiring the restatement of all prior periods. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the exercise or conversion of warrants, options and convertible securities, if any, using the treasury stock method. The Company had 350,000 stock equivalents of options at June 30, 2008 that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

Long-lived assets

The Company adopted SFAS 144 “Accounting for the impairment or disposal of long-lived assets.” The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its expected undiscounted cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset.

Capital assets and depreciation

Capital assets are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value. Depreciation expense for the six months ended June 30, 2008 and 2007 are $36,595 and $38,668, respectively.

     Buildings                                                                   20 years
     Manufacturing machinery and equipment                    10 years
     Transportation equipment                                           10 years
     Electronic equipment                                                   5 years
     Leasehold Improvement                                            10 years

Office equipment                                                      5 years

Revenue recognition

The Company generates revenue through the sale of atmospheric water generation units to wholesale distributors or to individual consumers. Revenues are recognized only when persuasive evidence for a sales arrangement exists i.e., delivery of the product has occurred; the product price is fixed or determinable; and collection of the sale is reasonably assured.

Account Receivables

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of clients; governmental agencies or credit lines of the client. Management has determined that allowance for bad debt will be based on a percentage of aged receivables. Allowance for bad debt at June 30, 2008 is estimated to be $0.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Research and development

Research and development costs, which include the cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred.

Intangible assets and amortization

Land use rights

The subsidiary, Yuxin, entered into an agreement on May 15, 1995 for land use rights with Fujian Fuqing Land Management Bureau for a 50 year period. These rights are recorded at the appraised value at the date of acquisition and amortized over a maximum period of 40 years.

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

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Impairment of Goodwill (cont’d)

The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of Yuxin, with its carrying amount, including goodwill. The estimates of fair value of Yuxin are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Discount rate assumptions are based on an assessment of the risk inherent in the Company. If the carrying amount of Yuxin exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

Segmented information

The Company’s identifiable assets are all located in China except cash of $2,704 in Canada and cash of $742 in Switzerland. Revenue on a geographical basis is disclosed in Note 12.

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

June 30, 2008
(Expressed in US Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont’d)

Recent Accounting Pronouncements (cont’d)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

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

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD.

On December 16, 2004, the Company acquired Eastway pursuant to the terms of a Share Purchase Agreement (“Agreement”). Eastway was the owner of all of the registered capital of Yuxin, and Mr. Hendrik Tjandra was the owner of all the issued and outstanding shares in the capital of the Eastway. David Tjahjadi, the son of Mr. Tjandra, is also a principal to the agreement as he was an officer and director of Yuxin. Mr. Tjandra and David Tjahjadi are referred to as “Principals” in the Agreement.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD. (Con’t)

Terms and conditions of the Agreement are as follows:

(a)	A deposit of $300,000 deposited with the solicitors of Kirin Capital pursuant to a letter Agreement dated October 29, 2004 between Kirin Capital Corp., the Principals and Yuxin.

(b)	The purchase price for the shares is $3,500,000 cash plus the market value of purchase price shares, in (d); below, and in future earn-out shares as computed in (e), below.

(c)	The cash purchase price of $3,500,000 has been paid.

(d)	The issuance on closing of 12,720,000 common shares to Mr. Tjandra equal to 40% of the issued and outstanding shares of the Company, which have been issued, are held in escrow as collateral for the acquisition to insure various terms are ultimately completed before release to Mr. Tjandra.

(e)	An earn-out bonus to the Principals, in equal shares, the number of shares required to bring the principals’ aggregate holding of shares in the capital of the Company up to 51% within 30 days after the release and publication of the Company’s audited financial statements for the first fiscal year in which the gross revenue, on a consolidated basis, exceeds $15,000,000 related to atmospheric water generators.

(f)	The payment dates in (c)(iii) and (iv), above, shall have an additional “Grace Period” of 60 days to make any such payment. Interest shall accrue during the Grace Period for Mr. Tjandra’s benefit on any unpaid amount at the rate of 18% per annum, compounded monthly.

(g)	A non-compete agreement whereby the Principals agree not to compete with the Businesses carried on by the Company and /or Yuxin or any affiliates or related companies, anywhere in the world, for a period of 2 years from the closing date.

(h)	Funding commitment by the Company as follows:

(i)     to raise financing or dedicate existing financing and resources, of $1,500,000 for further development of the Business, within 30 days after the closing date; and

(ii)

after closing, the Company shall formalize with Mr. Tjandra an irrevocable marketing commitment and strategy for marketing the business and for increasing market and investor awareness of the business, whereby the Company shall use its best commercial efforts to raise financing, or to dedicate existing financing and/or resources, of $2,000,000 to be allocated therefrom as to (a) $1,000,000 to market the operating company and promote the business, market and product strategy, and (b) $1,000,000 to increase brand and product awareness through video, digital print and electronic media, endorsements, sponsorship and media campaigns.

The market price of 12,720,000 common shares issued for this acquisition was $2.68 per common share for total stock consideration of $34,090,200 plus cash payments of $3,500,000 on the terms, as outlined above, for total consideration of $37,590,200.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
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

The Board of Directors of the Company recognized a goodwill impairment of $24,054,137 for the year ended December 31, 2007. Accordingly, the carrying value of goodwill at December 31, 2007 and June 30, 2008 was $7,800,000.

Note 4. INVENTORIES

The composition of inventory at June 30, 2008 and December 31, 2007 are presented in the following table:

	June 30,	December 31,
	2008	2007
Finished goods	225,972	$230,928
Raw materials	891,199	855,075
Work-in-process	1,213,874	1,128,968
Total	$2,331,045	$2,214,971

Management determined that a reserve against the carrying value of inventory was not necessary at June 30, 2008.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 5. INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION

June 30, 2008		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,777,490	$403,061	$1,374,429
Patents	1,752,382	1,047,793	704,589
Total	$3,529,872	$1,450,854	$2,079,018
December 31, 2007		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,777,490	$380,843	$1,396,647
Patents	1,752,382	974,696	777,686
Total	$3,529,872	$1,355,538	$2,174,333

     Amortization expense for the six months ended June 30, 2008 and 2007 was $95,316 and $93,745 respectively.

Note 6.     PROPERTY, PLANT AND EQUIPMENT

June 30, 2008		Accumulated
	Cost	Depreciation	Net
Buildings	$2,961,323	$852,540	$2,108,783
Manufacturing machinery and equipment	4,562,978	1,645,951	2,917,027
Transportation equipment	310,721	136,062	174,659
Electronic equipment	90,528	76,808	13,720
Leasehold improvement	18,377	5,251	13,126
Office equipment	80,815	62,000	18,815
Construction in progress	684	-	684
Total	$8,025,426	$2,778,612	$5,246,814
December 31, 2007		Accumulated
	Cost	Depreciation	Net
Buildings	$2,961,323	$828,818	$2,132,504
Manufacturing machinery and equipment	4,562,978	1,635,925	2,927,053
Transportation equipment	310,721	136,062	174,659
Electronic equipment	90,528	76,808	13,720
Leasehold improvement	18,377	4,424	13,953
Office equipment	80,815	59,980	20,835
Construction in progress	684	-	684
Total	$8,025,426	$2,742,017	$5,283,409

     Depreciation expense for the six months ended June 30, 2008 and 2007 was $36,595 and $38,668 respectively.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 7. COMMON STOCK

Authorized

350,000,000 voting common shares at par value of $0.001 per share

Net Loss Per Share

Basic and diluted weighted average numbers of shares outstanding for the six months ended June 30, 2008 and 2007 are as follows:

	Six months Ended
	June 30,
	2008	2007
Numerator-Basic / Diluted
Net loss available for common stock	$1,194,648	$864,365
Weighted average number of shares
(after forward split)
Basic	37,238,067	37,238,067
Diluted	37,238,067	37,238,067

Net Profit (Loss) per share
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

The Company had 350,000 stock equivalents of options at June 30, 2008 that were excluded from the calculation of diluted earnings per share. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

Stock Options / Stock Based Compensation

On March 12, 2005, the Company granted 350,000 stock options to directors and officers as compensation for services. Stock options outstanding at June 30, 2008 were:

Options Outstanding			Options Exercisable
	Weighted-
Number	Average		Number	Number
Outstanding at	Remaining		Exercisable at	Exercisable at
June 30,	Contractual	Exercise	June 30,	December 31,
2008	Life (years)	Price	2008	2007
350,000	2	$1.50	-	-

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
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

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2007	350,000		$1.50

Granted	—		$—
Exercised	—		$—
Cancelled		$
Outstanding at June 30, 2008	350,000		$1.50

     The Company did not record any stock-based compensation during the six months ended June 30, 2008 and 2007.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 8. RELATED PARTY TRANSACTIONS

(a)	During the six months ended June 30, 2008 and 2007, sales to related parties are as follows:

	Six months Ended	Six months Ended
	June 30,	June 30,
Related Parties	2008	2007
Hendrik Tjandra	$-	$258
Total	$-	$258

(b)	During the six months ended June 30, 2008 and 2007, purchases from related parties were as follows:

	Six months Ended	Six months Ended
	June 30,	June 30,
Related Parties	2008	2007
Fuqing Huanyu plastic products Co., Ltd.
controlled by sister of Mr. Tjandra	$-	$11,263
Total	$-	$11,263

(c) During the six months ended June 30, 2008, the Company paid total consulting services of $108,463 to officers and directors and $115,587 in 2007.

(d)	Balances due from related parties, are as follows:

	June 30,	December 31,
	2008	2007

Indonesia PT. Galakst Perkasa	$23,376	$21,970
Controlled by the Mr. Tjandra
Fuzhou Sales Department	1,499	1,408
Fuqing Yuongxian Printing Co.,Ltd	5,735	5,389
Controlled by sister of Mr. Tjandra
	$30,610	$28,767

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 8. RELATED PARTY TRANSACTIONS (Cont’d)

(e)	Balances due to related parties, are as follows

	June 30,	December 31,
	2008	2007

Fujian Tienyu Steel Products Co. Ltd	$536,004	$189,323
Controlled by Mr. Tjandra
Fuqing Huanyu Plastic Products Co., Ltd	19,944	18,156
Controlled by sister of Mr. Tjandra
Fujian Zhengtian Corporation	369,127	346,863
Controlled by brother of Mr. Hendrik Tjandra
Nadir Walji	87,417	55,604
Director of the Company
Susan Liu	-	196
Former CFO of the Company
George Solymar	268,337	220,003
CEO of the Company
Total	$1,280,829	$830,145

Note 9. SHORT TERM LOANS/GUARANTEES

     Short-term loans are borrowing from banks. The terms of these short term loans are summarized as follows:

	Interest Rate	June 30,	December 31,
	(Per Year)	2008	2007
Agricultural Bank of China,
Fuqing Branch	7.02% to 7.8435%	$2,334,400	$2,289,570
XingYie Bank,
Fuqing Branch	8.424% to 9.711%	513,568	342,750
Others	1.1%	14,590	38,388
First Capital Invest Corp	7.00%	546,589	422,943
Total		$3,409,147	$3,093,651

These short-term loans are secured by the Company’s assets and guaranteed by Fujian Tianyu Steel Products Co., Ltd. owned by Mr. Tjandra. Bank interest for the six months ended June 30, 2008 and 2007 are $214,083 and $107,363, respectively.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 9. SHORT TERM LOANS/GUARANTEES (Cont’d)

The Company also provides guarantees of bank loans of, Fujian Tianyu Steel Products Co., Ltd., owned by Mr. Tjandra, in the amount of $6,798,940 (RMB 46,600,000) at June 30, 2008 and December 31, 2007.

Bank guarantees and bank loans of Fujian Tianyu Steel Products Co., Ltd., as borrower from the banks, are below:

	Bank Loan Payable Balance at June 30, 2008		Maximum Amount of Guarantee at June 30, 2008

	RMB	US$	RMB	US$
Fuqing Agriculture Bank	46,600,000	$6,798,940	46,600,000	$6,798,940
TOTAL	46,600,000	$6,798,940	46,600,000	$6,798,940

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

	Bank Loan Payable Balance at December 31, 2007		Maximum Amount of Guarantee at December 31, 2007

	RMB	US$	RMB	US$
Fuqing Agriculture Bank	46,600,000	$6,798,940	46,600,000	$6,798,940
TOTAL	46,600,000	$6,798,940	46,600,000	$6,798,940

Note 10. PENSION AND EMPLOYMENT LIABILITIES

     The Company does not have any liabilities as at June 30, 2008, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 11. GEOGRAPHIC INFORMATION

(a)	Revenue from customers

	Six months Ended June 30, 2008		Six months Ended June 30, 2007

Countries	$	%	$	%
China	3,449	0.31%	134,683	13.15%
United States*	171,466	15.18%	90,943	8.88%
Nigeria	246,841	21.85%	-	-
Ukraine	131,766	11.67%	-	-
Lebanon	164,718	14.58%	115,513	11.28%
Malaysia	65,543	5.80%	120,722	11.79%
Israel	30,344	2.69%	268,673	26.24%
Japan	127,431	11.28%	-
India	116,600	10.32%	-
Others	71,395	6.32%	38,105	28.66%
Total	1,129,553	100.00%	$1,023,971	100.00%

* All sales made in the United States are on an OEM basis only according to customer specifications.

Note 12. PATENTS

In 2003, Mr. Tjandra transferred his patents of atmospheric water generation (“AWG”) to Yuxin. These patents are registered in the People’s Republic of China under the number P200304823. The subsidiary utilizes patents under licenses that are registered in the United States under the numbers 5,106,512, 5,149,466, 5,203,989 and 5,366,705.

Based on an appraisal report dated May 20, 2003 by Fujian Huayi Assets Appraisal Co., Ltd., these patents were valued at $2,068,390 (RMB 17,090,000 Yuan).

On December 15, 2006, the Company received an independent appraisal of the patents. The appraiser gave his opinion of the value based on a 5 year projected cashflow analysis, and determined the value to be $1,238,093 (RMB 10,400,000). The net book value was higher than the fair value at December 31, 2006 and was therefore impaired. During the year ended December 31, 2006, the Company expensed $358,350 as an impairment of the patent to bring the book value in line with the appraisal value.

During the year ended December 31, 2007, the Company recognized an additional impairment on patents of $315,508.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 13. TAXES

The Company has incurred an operating loss in the six months ended June 30, 2008 that may be available to offset future taxable income. The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Components of deferred tax assets as of June 30, 2008 and December 31, 2007 respectively are as follows:

	June 30,	December 31,
	2008	2007
Net operating loss carry forward	$-	$-
Valuation allowance	$-	$-
Net deferred tax asset	$-	$-

The components of current income tax expense as of June 30, 2008 and 2007 respectively are as follows:

Six months Ended June 30,
	2008	2007
	--------------------	--------------------
Current federal tax expense	$-	$-
Current state tax expense	$-	$-
Change in NOL benefits	$-	$-
Change in valuation allowance	$-	$-
Income tax expense	$-	$-

The Company has operations in China and Canada, neither of which allow for carryfoward of tax losses.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
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

Note 15. LONG TERM LOAN RECEIVABLE

     As at June 30, 2008, a subsidiary of the Company has a loan of RMB 350,000 or US $51,065 (as at December 31, 2004, the loan was RMB 950,000 or US $135,280) receivable from Hengxing Trading Company. The loan was arranged in August 2002 by the subsidiary in China for business development purposes. This amount is unsecured, yields no interest, with no specific terms of repayment. This loan has been classified as a long-term loan as the timing of its repayment is not determinable at this time. Management expects this loan to be paid in full and accordingly; no allowance for doubtful accounts has been recorded.

Note 16. Commitments and Contingents

Our principal executive offices are located at Suite #2610-1066 West Hastings Street in Vancouver, British Columbia, Canada. The office space is comprised of approximately 1000 square feet for which we pay $1,500 per month on a month-to-month lease.

Worldwide Water, LLC

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“WWL”) against a number of defendants, including the Company, in the Superior Court for the County of Los Angeles, State of California, case no SC088178 for contractual fraud and patent infringement. The complaint alleges that an agreement between WWL and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with Yuxin a wholly owned subsidiary of the Company, to manufacture atmospheric water generators (“AWGs”), on an original equipment manufacturer (OEM) basis, that allegedly infringe WWL’s patents. WWL’s suit seeks damages of $1,000,000 from the defendants, including the Company, in addition to accrued interest and costs. The Company did not enter an appearance in this action. On March 17, 2006 a default judgment was entered against the Company. The Company instructed counsel to have the default judgment vacated. The Company received the finalized judgment on April 11, 2008 and has recorded a $1,225,320 contingent liability to account for the $1,000,000 judgment plus prejudgment interest and other costs. The Company continues to deny culpability and has entered an appeal. The Company will continue its opposition to the judgment but cannot give any assurance that it will be successful and may be compelled to pay all or part of any judgment against it. Even if the Company is a successful in having the case reopened it will face the cost of litigation and may ultimately be unsuccessful.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

June 30, 2008
(Expressed in US Dollars)

Note 16     .Commitments and Contingents (Cont’d)

Seymour Water, Inc.

Legal proceedings were initiated on June 2, 2006 by Seymour Water, Inc. (“Seymour”) against the Company, in the Supreme Court of British Columbia, Vancouver Registry, Action No. S063600 for an alleged breach of contract purportedly instigated by Yuxin. The complaint alleges that an agreement between Seymour and Yuxin was contravened when Yuxin delivered equipment to Seymour that was unfit for the purpose of intended use. Seymour’s suit seeks damages of approximately $100,000 from the Company in addition to accrued interest and costs. The Company denies any culpability or liability in this matter and has filed pleadings and motions in response to the complaint that it believes will ultimately cause the Company to succeed in defending this position.

H2O Liquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by

H2OLiquidair of Florida, LLC, (“H2O”) against a number of defendants, including Yuxin and the Company in the United States District Court for the Southern District of Florida, Miami Division, Case No. 06-cv-22591-Seitz, for breach of contract, defective products and interfering by competing in its territory. The complaint alleges that several agreements entered between H2O and Yuxin during the years 2001 and 2002 to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly failed to perform when delivered in 2002. H2O’s suit seeks monetary damages from the defendants, including the Company, in addition to accrued interest and costs. On March 10, 2008, the Company was granted a motion to dismiss this lawsuit.

Other Commitments and Contingencies

The Company provides a one-year product warranty for service on our product sales. The company’s policy regarding product warranties is to estimate the liability associated with costs to repair or replace units received on product warrantees. The companies past history of costs associated with warrantee repairs or replacements have not been material. In the future as sales increase, the warrantee liability will become material and the company will record the proper liability.

During the 2007 and 2006, Mr. Tjandra authorized various lending and borrowing transaction with companies and individuals who were related to him. These transactions were done without the approval of the board of directors of the Company. These financial statements do not account for any potential contingencies that may arise from these unauthorized transactions. Also the shares being held in escrow in the name of Mr. Tjandra from the acquisition of Yuxin pending various actions to be performed by Mr. Tjandra may be compromised due to non-performance. If these shares are returned to treasury, the recorded value of goodwill could be virtually eliminated.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and six month periods ended June 30, 2008.

Discussion and Analysis

The Company, through its subsidiaries, is engaged in the research and development, manufacture, marketing, and world-wide distribution of water generation, filtration, ionization, desalinization, and purification devices. Our main product lines include atmospheric water generation (“AWG”) units, alkaline calcium ionic water dispensers, and reverse osmosis systems.

Goals and Objectives

The Company is continuing efforts to accomplish its long-term goals and objectives, as follows:

1.     Operate at a profit.

     The Company must increase overall market share to remain competitive in the atmospheric water industry, and must attain business plan targets to become a profitable company. We continue to pursue these objectives with the following strategies:

•	Increasing revenues

•	Focusing on net profit margins

•	Acquiring related companies with existing distribution networks and net revenue streams

•	Expanding through joint ventures with companies possessing unique and/or revolutionary technologies or products

•	Implement ing an aggressive marketing campaign to create brand and product awareness

2.     Manufacture defect free equipment.

     The failure of many AWG companies can be attributed to defects in the manufacture of AWG equipment. It is not sufficient for a water filtration/purifier appliance manufacturer to purify and/or filter. The key is ensuring trouble-free operation of water machines. It is crucial to the success of our business that we manufacture defect free water machines that operate reliably without the need for service calls or defects that lead to technical problems.

3.     Become financially stable.

     Numerous atmospheric water companies have failed because they ran out of funds, either before they could successfully produce machines or before they could enter the market. The Company must ensure that it has sufficient funds to move forward in pursuit of its goals and objectives.

4.     Generate value for our shareholders.

     We aim to generate value for our shareholders through profitability that will be bolstered from the advanced research and development of new, innovative, safe, and highly-effective products.

5.     Help establish a professional industry image.

     One problem which has continuously plagued the infant atmospheric water industry is the lack of professionalism among the participants, most of which have been small operations attempting to penetrate a multi-billion water industry. Often, small companies represented products that were manufactured by factories with little knowledge of building atmospheric water generators. As a result, many consumers ended up with products that were inherently defective. Our intent is to help build a professional industry in which the participants value quality and reliability as well as placing emphasis on fostering professional relationships with distributors, agents, and dealers.

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

Barriers to Success

In the near term we will need to realize sufficient financing to bridge the gap between revenues and expenditures. We will require at least $1,000,000 in financing over the next twelve months to bridge that gap as well as an additional $3,000,000 to cover our working capital shortfall. Management can offer no assurance that such debt or equity financing will be available. Should the Company be unable to secure financing it may be forced to curtail or cease operations.

Our future success will depend on our ability to implement the business development strategy considered by management. Our strategy is prone to significant risks and uncertainties certain of which could have an immediate impact on our efforts to realize a positive net cash flow and could deter the anticipated expansion of our business. Historically, we have not generated sufficient net cash flow to sustain operations and have had to rely on debt or equity financing to remain in business. Therefore, we cannot offer that future expectations of net cash flow will prove correct or that net cash flow realized, if any, will be sufficient to sustain our continued operation. Should we be unable to generate sufficient net cash flow from revenue and financings the Company may be forced to sell assets as an alternative to the cessation of operations. The success of such measures can in no way be assured.

The carrying value of the Company’s assets depends primarily on its ability to produce effective AWG machines in a sufficient number to generate net cash flow. Our ability to accomplish this objective is unproven. Unless we can produce profitable operations from the sale of AWG machines we could incur a further write down in the carrying value of our assets.

Results of Operations

During the six month period ended June 30, 2008 the Company was engaged in the research and development, manufacturing, and marketing of AWG, reverse osmosis, and other water related units from Fujian, China. Over the next twelve months the Company intends to take certain the steps toward accomplishing our long-term goals and objectives, including increasing sales and improving the quality of our products.

Revenue

Revenue for the three month period ended June 30, 2008 was $529,142 as compared to $813,815 for the three month period ended June 30, 2007, a decrease of 35%. Revenue for the six month period ended June 30, 2008 was $1,129,553 as compared to $1,023,971 for the six month period ended June 30, 2007, an increase of 10%. Revenues can be attributed to orders from distributors of our AWG products as well as third party manufacturing contracts. We expect that gross revenues will continue to increase over the next twelve months with the addition of new distributors.

Cost of Goods Sold and Gross Profit/Loss

Cost of goods sold for the three month period ended June 30, 2008 was $579,307 as compared to $754,837 for the three month period ended June 30, 2007. Cost of goods sold has been 109% and 93% of revenue for the three month periods ended June 30, 2008 and 2007, respectively. Cost of goods sold for the six month period ended June 30, 2008 was $1,295,236 as compared to $1,041,074 for the six month period ended June 30, 2007. Cost of goods sold has been 115% and 102% of revenue for the six month periods ended June 30, 2008 and 2007, respectively. Our high cost of goods sold can be attributed to inefficiencies in manufacturing, quality control and insufficient production volume. We continue to evaluate these inefficiencies and expect to reduce the cost of goods sold relative to revenue in the near term.

Gross losses for the three month period ended June 30, 2008 were $50,165 as compared to gross profit of $58,978 for the three month period ended June 30, 2007. Gross losses for the six month period ended June 30, 2008 were $165,683 as compared to $17,103 for the six month period ended June 30, 2007, an increase of 869%. We expect that gross losses will decrease in future periods as we continue to attempt to remedy inefficiencies in our manufacturing process as well as increase the effectiveness of our quality control and the volume of our production.

Expenses

Expenses for the three month period ended June 30, 2008 were $287,623 as compared to $425,742 for the three month period ended June 30, 2007, a decrease of 32%. Expenses for the six month period ended June 30, 2008 were $708,441 as compared to $724,949 for the six month period ended June 30, 2007, a decrease of 2%. Expenses consisted of selling expenses, general and administrative expenses, contract services, and salaries and wages. The decrease in expenses over the comparative periods is primarily due to decreases in general and administrative expenses to $159,550 from $250,744 over the three month periods and to $362,274 from $423,640 over the six month periods. We expect that expenses will remain relatively consistent over the next twelve months.

     Depreciation expense for the six months ended June 30, 2008 and 2007 was $36,595 and $38,668 respectively.

Loss from Operations

The loss from operations for the three month period ended June 30, 2008 was $337,788 as compared to $366,764 for the three month period ended June 30, 2007, a decrease of 8%. The loss from operations for the six month period ended June 30, 2008 was $874,124 as compared to $742,052 for the six month period ended June 30, 2007, an increase of 18%. Our losses from operations continue to be attributed to the high costs associated with our sales. The Company expects to reduce loss from operations over the next twelve months by focusing our efforts on sales paired with decreasing manufacturing inefficiencies and bolstering our quality control.

Net Loss

Net loss for the three month period ended June 30, 2008 was $699,152 as compared to $425,772 for the three month period ended June 30, 2007, an increase of 64%. Net loss for the six month period ended June 30, 2008 was $1,194,648 as compared to $864,365 for the six month period ended June 30, 2007, an increase of 38%. The increase in net loss over the comparative three and six month periods can be attributed to an increase in interest expenses and the realization of $225,320 in litigation expenses. The increase in net loss over the comparative six month periods can also be attributed to an increase in loss from operations. The Company expects to decrease net losses over the next twelve months.

Comprehensive Loss

Comprehensive loss for the three month period ended June 30, 2008 was $622,799 as compared to $408,052 for the three month period ended June 30, 2007. Comprehensive loss for the six month period ended June 30, 2008 was $1,059,774 as compared to $902,447 for the six month period ended June 30, 2007. Comprehensive losses are smaller than net losses in the current three and six month periods because of gains realized from foreign currency translation adjustments.

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

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the six month periods ended June 30, 2008 or 2007.

Liquidity and Capital Resources

The Company had a working capital deficit of $2,954,216 as of June 30, 2008 as compared to a working capital deficit of $2,846,218 as of December 31, 2007. On June 30, 2008 the Company had current assets of $3,212,588, which included cash of $25,243, accounts receivable of $503,938, and inventory of $2,331,045. Total assets were $18,389,485, which included property, plant and equipment of $5,246,814 and goodwill of $7,800,000. On June 30, 2008 current liabilities were $6,166,804, which consisted of accounts payable of $1,476,828, short term loans of $3,409,147, and amounts due related parties of $1,280,829. Total liabilities were $7,392,124 at June 30, 2008.

The Company recognized a goodwill impairment of $24,054,137 for the year ended December 31, 2007.

Cash flow used in operating activities for the six month period ended June 30, 2008 was $1,003,036 as compared to $596,222 for the six month period ended June 30, 2007. The increase in cash flow used in operating activities over the comparative periods is primarily due to an increase of net losses and prepaid expenses. The Company anticipates that cash flow will continue to be used in operating activities throughout 2008 or until such time as management can fully implement its business plan.

Cash flow used in investing activities for the six month period ended June 30, 2008 was $0 as compared to $10,865 for the six month period ended June 30, 2007. The Company expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities for the six month period ended June 30, 2008 was $829,807 as compared to $687,438 for the six month period ended June 30, 2007. Cash flow in the current period is provided primarily by short term loans and advances from related parties. The Company expects that cash flow will continue to be provided by financing activities in 2008 as management requires new debt or equity financing to move its business plan forward.

The Company’s current assets are insufficient to conduct operations over the next twelve months and it will have to seek debt or equity financing to continue as a going concern. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding is available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on operations and will continue to diminish its efforts.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no lines of credit but does have certain foreign bank financing arrangements in place.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no plans for the purchase or sale of any plant or equipment.

The Company has no plans to hire additional employees in the near future.

Off Balance Sheet Arrangements

As of June 30, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, we apply the following critical accounting policy in the preparation of our financial statements:

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

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (Commission) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on the preparation of our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. The Company will adopt SFAS 161 on January 1, 2009. The Company is currently evaluating the new disclosure requirements under SFAS 161.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Worldwide Water, LLC

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“WWL”) against a number of defendants, including the Company, in the Superior Court for the County of Los Angeles, State of California, for contractual fraud and patent infringement. The complaint alleges that an agreement between WWL and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with the Company’s subsidiary to manufacture atmospheric water generators that allegedly infringe WWL’s patents. The Company did not enter an appearance in this action. On March 17, 2006 a default judgment was entered against the Company which the Company sought to have vacated. The Company received the finalized judgment on April 11, 2008 and has recorded a $1,225,320 contingent liability to account for the $1,000,000 judgment plus prejudgment interest and other costs. We continued to deny culpability and have entered an appeal to the judgment. We will continue its opposition to the judgment but cannot give any assurance that we will be successful and may be compelled to pay all or part of any judgment against us. Even if we are a successful in having the case reopened we will face the cost of litigation and may ultimately be unsuccessful.

Seymour Water, Inc.

Legal proceedings were initiated on June 2, 2006 by Seymour Water, Inc. (“Seymour”) against the Company, in the Supreme Court of British Columbia, Vancouver Registry, for an alleged breach of contract purportedly instigated by the Company’s subsidiary. The complaint alleges that an agreement was contravened when our subsidiary delivered equipment to Seymour that was unfit for the purpose of intended use. Seymour’s suit seeks damages of approximately $100,000 from the Company in addition to accrued interest and costs. We deny any culpability or liability in this matter and have filed pleadings and motions in response to the complaint that we believe will ultimately cause us to succeed in defending this position.

H2O Liquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by H2O Liquidair of Florida, LLC, (“H2O”) against a number of defendants, including the Company and its subsidiary, in the United States District Court for the Southern District of Florida, Miami Division, for breach of contract, defective products, and interfering by competing in its territory. The complaint alleged that several agreements entered between H2O and our subsidiary during the years 2001 and 2002 to manufacture atmospheric water generators that allegedly failed to perform when delivered in 2002. H2O’s suit sought monetary damages from the defendants, including the Company, in addition to accrued interest and costs. On March 10, 2008, we were granted a motion to dismiss this lawsuit.

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

Since our inception in 1998, our expenses have significantly exceeded our revenue, resulting in continuing losses. During the six months ended June 30, 2008 we recorded a net loss of $1,194,648. We believe that we may continue to incur operating losses until such time as we realize the benefits of our new marketing strategy and sales campaign.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 42 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hendrx Corp.

/s/ George Solymar                         August 19, 2008

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

10 *           Share Purchase Agreement between the Company and Hendrik Tjandra dated December 16, 2004 (incorporated by reference to the Form 8-K filed with the Commission on December 20, 2004).

14 *           Code of Ethics (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

21 *           Subsidiaries of the Company (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2008).

31             Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32             Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

      *      Incorporated by reference to previous filings of the Company.