Form 10-Q
period 2008-09-30
HENDRX CORP
filed 2008-11-20
CIK 1082696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-50546

HENDRX CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0914052 (I.R.S. Employer Identification No.)

Suite # 409 – 748 North Vine Street, Los Angeles, California 90038

(Address of principal executive offices) (Zip Code)

(818) 279-1394

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

At November 19, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 37,238,067.

TABLE OF CONTENTS

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	3
Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	4
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2008 and September 30, 2007	5
Unaudited Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2008 and September 30, 2007	6
Notes to Unaudited Financial Statements	7
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk	34
ITEM 4T. Controls and Procedures	34

PART II. - OTHER INFORMATION
ITEM 1. Legal Proceedings	35
ITEM 1A. Risk Factors	35
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 3. Defaults upon Senior Securities	38
ITEM 4. Submission of Matters to a Vote of Securities Holders	38
ITEM 5. Other Information	38
ITEM 6. Exhibits	38
Signatures	39
Index to Exhibits	40

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

HENDRX CORP.
Consolidated Balance Sheet
(Expressed in US Dollars)
	September 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash	$45,176	$63,598
Accounts receivable	404,240	500,828
Value added tax refundable	79,661	30,237
Inventories (Note 4)	2,476,866	2,214,971
Due from related parties (Note 8d)	30,693	28,767
Prepaid expenses	341,124	21,634
Total Current Assets	3,377,760	2,860,035
Property, Plant and Equipment-Net (Note 6)	5,228,332	5,283,409
Other assets
Long term loan receivable (Note 15)	51,205	116,535
Intangible assets-Net (Note 5)	2,031,371	2,174,334
Goodwill (Note 3)	7,800,000	7,800,000
Total Other Assets	9,882,576	10,090,869

Total Assets	$18,488,668	$18,234,313

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable & Accrued liabilities	$1,694,000	$1,253,382
Short term loans (Note 9)	3,289,843	3,093,651
Due to related parties (Note 8e)	1,517,689	830,145
Total Current Liabilities	6,501,532	5,177,178
Commitments and Contingents (Note 16)	1,225,320	1,000,000

Total Liabilities	7,726,852	6,177,178

Stockholders' Equity
Capital stock (Par value $0.001, Authorized: 350,000,000
Issued and outstanding: 37,238,067)	37,238	37,238
Additional paid-in capital	43,196,066	43,196,066
Other Comprehensive Income	915,742	663,537
Deficit	(33,387,230)	(31,839,706)
Total stockholders' equity	10,761,816	12,057,135
Total liabilities and stockholders' equity	$18,488,668	$18,234,313

The accompanying notes are an integral part of these consolidated financial statements

HENDRX CORP.
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(Expressed in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue	$669,972	$400,533	$1,799,525	$1,424,504
Cost of Goods Sold	(674,762)	(370,560)	(1,969,998)	(1,411,634)
Gross Profit	(4,790)	29,973	(170,473)	12,870

Selling Expenses	47,116	43,952	185,272	118,719
General and administrative expenses	152,468	169,545	514,742	593,185
Contract services	50,114	69,059	164,647	184,647
Salaries and wages	40,784	42,152	134,262	153,107
Total Expenses	290,482	324,709	998,923	1,049,658
Income (Loss) from Operations	(295,272)	(294,736)	(1,169,396)	(1,036,788)

Other Income (Expense)
Other income (expense)	13,372	(108)	132,251	(15,059)
Interest expenses	(70,976)	(53,751)	(285,059)	(161,114)
Litigation losses	-	-	(225,320)	-
Total Other Income (Expense)	(57,604)	(53,859)	(378,128)	(176,173)

Profit (Loss) before Income taxes	(352,876)	(348,595)	(1,547,524)	(1,212,960)
Income Taxes	-	-	-	-
Net profit (loss)	$(352,876)	$(348,595)	$(1,547,524)	$(1,212,960)
Net (loss) per common shares Basic & Dilutive	(0.01)	(0.01)	(0.04)	(0.03)
Weighted Average Shares Outstanding	37,238,067	37,238,067	37,238,067	37,238,067

Net profit (loss)	$(352,876)	$(348,595)	$(1,547,524)	$(1,212,960)
Other Comprehensive Income
Foreign Currency Translation Adjustments	117,331	83,927	252,205	45,845
Comprehensive Income (Loss)	$(235,545)	$(264,668)	$(1,295,319)	$(1,167,115)

The accompanying notes are an integral part of these consolidated financial statements

HENDRX CORP.
Unaudited Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine months ended September 30,
	2008	2007

Cash Flows from Operating activities
Net losses	$(1,547,524)	$(1,212,960)
Adjustments to reconcile net income (loss) to net Cash
Amortization and depreciation	198,040	407,314
Impairment of intangible assets	-	133,552
Litigation losses	225,320	-
Changes in operating assets and liabilities
Accounts receivable	96,588	(113,462)
VAT Refundable	(49,424)	(8,694)
Inventories	(261,895)	(297,670)
Prepaid expenses	(319,490)	(7,383)
Accounts payable and accrued liabilities	440,618	131,847
Total funds from (used in) operating activities	(1,217,767)	(967,456)

Cash Flows from Investing activities
Loan receivable	-	(4,487)
Repayment on loan receivable	65,330	-
Advances to related parties	(1,926)	(22,165)
Total funds from (used in) investing activities	63,404	(26,652)

Cash Flows from Financing activities
Short term loan proceeds	2,320,468	472,432
Short term loan repayments	(2,124,276)	-
Advances from related parties	687,544	482,490
Total funds provided by (used in) financing activities	883,736	954,922

Cash, increase during the year	(270,627)	(39,187)
Foreign exchange	252,205	45,845
Cash, beginning of the year	63,598	29,198

Cash, end of the year	$45,176	$35,856

Supplementary cash flow information
Income taxes (refunded) paid	$-	$-
Cash paid for interest	$256,684	$161,114

The accompanying notes are an integral part of these consolidated financial statements

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
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

Organization and Nature of Business of the Wholly Owned Operating Subsidiary

Yuxin was incorporated under the laws of People’s Republic of China on February 18, 1993. The principal business of Yuxin is to manufacture and distribute water dispenser systems. Yuxin owns patents of atmospheric water generation in China. Its head office and plant facilities are located in Ron Qiao Economic Development Zone, Fuqing City, Fujian Province, P.R. China.

Going Concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $3,123,772 at September 30, 2008 and a net loss of $1,547,524 for the nine months then ended. The Company might not have sufficient work capital for the next twelve months and is dependent on financing to continue operation. These factors create substantial doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company’s business.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and September 30, 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and September 30, 2007 are not necessarily indicative of the operating results for the full year.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
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

Septem ber 30, 2008
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

Compensated absences

Employees of the Company are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors and these costs are accrued on a monthly basis.

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

Septem ber 30, 2008
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

Capital assets and depreciation

Capital assets are recorded at cost. Depreciation is provided on the straight line method based on the following estimated useful life, with a 10% residual value. Depreciation expense for the nine months ended September 30, 2008 and 2007 are $55,077 and $57,337, respectively.

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

Account Receivables

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Management regularly evaluates the need for an allowance for uncollectible accounts by taking into consideration factors such as the type of clients; governmental agencies or credit lines of the client. Management has determined that allowance for bad debt will be based on a percentage of aged receivables. Allowance for bad debt at September 30, 2008 is estimated to be $0.

Research and development

Research and development costs, which include the cost of materials and services consumed and salaries and wages of personnel directly engaged in research and development, are expensed as incurred.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
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

Septem ber 30, 2008
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

The Board of Directors of the Company having considered the above factors recognized a goodwill impairment of $24,054,137 for the year ended December 31, 2007.

Financial instruments

The company’s financial instruments consist of cash, accounts receivable and current liabilities. Unless otherwise noted, it is management’s opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Segmented information

The Company’s identifiable assets are all located in China. Revenue on a geographical basis is disclosed in Note 11.

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

Septem ber 30, 2008
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

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
(Expressed in US Dollars)

Note 3. ACQUISITION OF EASTWAY GLOBAL INVESTMENTS LIMITED AND ITS WHOLLY-OWNED OPERATING SUBSIDIARY FUJIAN YUXIN ELECTRONIC EQUIPMENT CO., LTD.

On December 16, 2004, the Company acquired Eastway pursuant to the terms of a Share Purchase Agreement (“Agreement”). Eastway was the owner of all of the registered capital of Yuxin, and Mr. Hendrik Tjandra was the owner of all the issued and outstanding shares in the capital of the Eastway. David Tjahjadi, the son of Mr. Tjandra, was also a principal to the agreement since he was an officer and director of Yuxin. Mr. Tjandra and David Tjahjadi are referred to as “Principals” in the Agreement.

Terms and conditions of the Agreement were as follows:

(a)	A deposit of $300,000 deposited with the solicitors of Kirin Capital pursuant to a letter Agreement dated October 29, 2004 between Kirin Capital Corp., the Principals and Yuxin.

(b)	The purchase price for the shares was $3,500,000 cash plus the market value of purchase price shares, in (d); below, and in future earn-out shares as computed in (e), below.

(c)	The cash purchase price of $3,500,000 was paid.

(d)	The issuance on closing of 12,720,000 common shares to Mr. Tjandra, that represented at the time of issuance 40% of the issued and outstanding shares of the Company, remain in escrow due to unresolved issues related to the Agreement.

(e)	An earn-out bonus to the Principals, in equal shares, of up to that number of shares required to bring the Principals’ aggregate holding of shares in the capital of the Company up to 51% within 30 days after the release and publication of the Company’s audited financial statements for the first fiscal year in which the gross revenue attributed to the sale of atmospheric water generators exceeded $15,000,000.

(f)	The payment dates in (c)(iii) and (iv), of the Agreement had an additional “Grace Period” of 60 days to make the payments as necessary. Interest on late payments accrued during the Grace Period at the rate of 18% per annum, compounded monthly.

(g)	A non-compete agreement whereby the Principals agreed not to compete with the Businesses carried on by the Company and /or Yuxin or any affiliates or related companies, anywhere in the world, for a period of 2 years from the closing date.

(h)	Funding commitment by the Company as follows:

(i)     to raise financing or dedicate existing financing and resources, of $1,500,000 for further development of the Business, within 30 days of the closing date; and

(ii)

a marketing commitment and strategy for marketing the business that required the Company to raise financing on a best efforts basis of $2,000,000, or dedicate existing financing and/or resources, to be allocated as follows: (a) $1,000,000 to market the operating company’s products, and (b) $1,000,000 to increase brand and product awareness through video, digital print, electronic media, endorsements, sponsorship and media campaigns.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
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

The Board of Directors of the Company recognized a goodwill impairment of $24,054,137 for the year ended December 31, 2007. Accordingly, the carrying value of goodwill at December 31, 2007 and September 30, 2008 was $7,800,000.

Note 4. INVENTORIES

The composition of inventory at September 30, 2008 and December 31, 2007 are presented in the following table:

	September 30,	December 31,
	2008	2007
Finished goods	180,208	$230,928
Raw materials	999,950	855,075
Work-in-process	1,296,708	1,128,968
Total	$2,476,866	$2,214,971

Management determined that a reserve against the carrying value of inventory was not necessary at September 30, 2008.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
(Expressed in US Dollars)

Note 5. INTANGIBLE ASSETS AND ACCUMULATED AMORTIZATION

September 30, 2008		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,777,490	$414,170	$1,363,320
Patents	1,752,382	1,084,331	668,051
Total	$3,529,872	$1,498,501	$2,031,371
December 31, 2007		Accumulated	Net Book
	Cost	Amortization	Figures
Land use rights	$1,777,490	$380,843	$1,396,647
Patents	1,752,382	974,696	777,686
Total	$3,529,872	$1,355,538	$2,174,333

     Amortization expense for the nine months ended September 30, 2008 and 2007 was $142,963 and $140,617 respectively.

Note 6.     PROPERTY, PLANT AND EQUIPMENT

September 30, 2008		Accumulated
	Cost	Depreciation	Net
Buildings	$2,961,323	$864,401	$2,096,922
Manufacturing machinery and equipment	4,562,978	1,650,964	2,912,014
Transportation equipment	310,721	136,062	174,659
Electronic equipment	90,528	76,808	13,720
Leasehold improvement	18,377	5,849	12,528
Office equipment	80,815	63,010	17,805
Construction in progress	684	-	684
Total	$8,025,426	$2,797,094	$5,228,332
December 31, 2007		Accumulated
	Cost	Depreciation	Net
Buildings	$2,961,323	$828,818	$2,132,504
Manufacturing machinery and equipment	4,562,978	1,635,925	2,927,053
Transportation equipment	310,721	136,062	174,659
Electronic equipment	90,528	76,808	13,720
Leasehold improvement	18,377	4,424	13,953
Office equipment	80,815	59,980	20,835
Construction in progress	684	-	684
Total	$8,025,426	$2,742,017	$5,283,409

     Depreciation expense for the nine months ended September 30, 2008 and 2007 was $55,077 and $57,337 respectively.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
(Expressed in US Dollars)

Note 7. COMMON STOCK

Authorized

350,000,000 voting common shares at par value of $0.001 per share

Net Loss Per Share

Basic and diluted weighted average numbers of shares outstanding for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine months Ended
	September 30,
	2008	2007
Numerator-Basic / Diluted
Net loss available for common stock	$1,547,524	$1,212,960
Weighted average number of shares
(after forward split)
Basic	37,238,067	37,238,067
Diluted	37,238,067	37,238,067

Net Profit (Loss) per share
Basic	$(0.04)	$(0.03)
Diluted	$(0.04)	$(0.03)

Stock Options / Stock Based Compensation

On March 12, 2005, the Company granted 350,000 stock options to directors and officers as compensation for services. Stock options outstanding at September 30, 2008 were:

Options Outstanding			Options Exercisable
	Weighted-
Number	Average		Number	Number
Outstanding at	Remaining		Exercisable at	Exercisable at
September 30,	Contractual	Exercise	September 30,	December 31,
2008	Life (years)	Price	2008	2007
350,000	2	$1.50	-	-

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
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

	Number of Shares	Weighted Average Exercise Price

Outstanding at December 31, 2007	350,000		$1.50

Granted	—		$—
Exercised	—		$—
Cancelled		$
Outstanding at September 30, 2008	350,000		$1.50

The Company did not record any stock-based compensation during the nine months ended September 30, 2008 and 2007.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
(Expressed in US Dollars)

Note 8. RELATED PARTY TRANSACTIONS

(a)	During the nine months ended September 30, 2008 and 2007, sales to related parties are as follows:

	Nine months Ended	Nine months Ended
	September 30,	September 30,
Related Parties	2008	2007
Hendrik Tjandra	$-	$258
Tianyu Huang Bi	-	1,040
Total	$-	$1,298

(b)	During the nine months ended September 30, 2008 and 2007, purchases from related parties were as follows:

	Nine months Ended	Nine months Ended
	September 30,	September 30,
Related Parties	2008	2007
Fuqing Huanyu plastic products Co., Ltd.
controlled by sister of Mr. Tjandra	$-	$45,535
Total	$-	$45,535

(c) During the nine months ended September 30, 2008, the Company paid total consulting services of $164,647 to officers and directors and $184,647 in 2007.

(d)	Balances due from related parties, are as follows:

	September 30,	December 31,
	2008	2007

Indonesia PT. Galakst Perkasa	$23,440	$21,970
Controlled by the Mr. Tjandra
Fuzhou Sales Department	1,503	1,408
Fuqing Yuongxian Printing Co.,Ltd	5,750	5,389
Controlled by sister of Mr. Tjandra
	$30,693	$28,767

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
(Expressed in US Dollars)

Note 8. RELATED PARTY TRANSACTIONS (Cont’d)

(e)	Balances due to related parties, are as follows

	September 30,	December 31,
	2008	2007

Fujian Tienyu Steel Products Co. Ltd	$695,694	$189,323
Controlled by Mr. Tjandra
Fuqing Huanyu Plastic Products Co., Ltd	19,811	18,156
Controlled by sister of Mr. Tjandra
Fujian Zhengtian Corporation	370,139	346,863
Controlled by brother of Mr. Hendrik Tjandra
Nadir Walji	112,039	55,604
Director of the Company
Susan Liu	-	196
Former CFO of the Company
George Solymar	320,006	220,003
CEO of the Company
Total	$1,517,689	$830,145

Note 9. SHORT TERM LOANS/GUARANTEES

Short-term loans are borrowing from banks. The terms of these short term loans are summarized as follows:

	Interest Rate	September 30,	December 31,
	(Per Year)	2008	2007
Agricultural Bank of China,
Fuqing Branch	7.8435%	$2,370,060	$2,289,570
XingYie Bank,
Fuqing Branch	8.541% to 9.711%	333,564	342,750
Others	1.1%	14,630	38,388
First Capital Invest Corp	7.00%	571,589	422,943
Total		$3,289,843	$3,093,651

These short-term loans are secured by the Company’s assets and guaranteed by Fujian Tianyu Steel Products Co., Ltd. owned by Mr. Tjandra. Bank interest for the nine months ended September 30, 2008 and 2007 are $285,059 and $116,114, respectively.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
(Expressed in US Dollars)

Note 9. SHORT TERM LOANS/GUARANTEES (Cont’d)

The Company also provides guarantees of bank loans of, Fujian Tianyu Steel Products Co., Ltd., owned by Mr. Tjandra, in the amount of $6,817,580 (RMB46,600,000) at September 30, 2008 and December 31, 2007.

Bank guarantees and bank loans of Fujian Tianyu Steel Products Co., Ltd., as borrower from the banks, are below:

	Bank Loan Payable Balance at September 30, 2008		Maximum Amount of Guarantee at September 30, 2008

	RMB	US$	RMB	US$
Fuqing Agriculture Bank	46,600,000	$6,817,580	46,600,000	$6,817,580
TOTAL	46,600,000	$6,817,580	46,600,000	$6,817,580

These loans are secured by general security on all of the assets of Fujian Tianyu Steel Products Co., Ltd.

	Bank Loan Payable Balance at December 31, 2007		Maximum Amount of Guarantee at December 31, 2007

	RMB	US$	RMB	US$
Fuqing Agriculture Bank	46,600,000	$6,817,580	46,600,000	$6,817,580
TOTAL	46,600,000	$6,817,580	46,600,000	$6,817,580

Note 10. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have any liabilities as at September 30, 2008, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
(Expressed in US Dollars)

Note 11. GEOGRAPHIC INFORMATION

(a)	Revenue from customers

	Nine months Ended September 30, 2008		Nine months Ended September 30, 2007

Countries	$	%	$	%
China	3,449	0.19%	198,918	13.96%
United States	212,352	11.80%	186,285	13.08%
Nigeria	274,197	15.24%	-	-
Ukraine	133,253	7.40%	-	-
Lebanon	322,368	17.91%	126,786	8.90%
Malaysia	212,297	11.80%	122,278	8.58%
Israel	30,686	1.71%	424,125	29.77%
Japan	128,869	7.16%	-	-
India	117,916	6.55%	-	-
Others	364,138	20.24%	366,112	25.70%
Total	1,799,525	100.00%	$1,424,504	100.00%

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

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
(Expressed in US Dollars)

Note 13. TAXES

The Company has incurred an operating loss in the nine months ended September 30, 2008 that may be available to offset future taxable income. The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

The Company had no of deferred tax assets as of September 30, 2008 or December 31, 2007.

The Company had no current income tax expense as of September 30, 2008 and 2007.

The Company has operations in China which does not allow for carryfoward of tax losses.

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

Note 15. LONG TERM LOAN RECEIVABLE

     As at September 30, 2008, a subsidiary of the Company has a loan of RMB350,000 or US$51,205 (as at December 31, 2004, the loan was RMB950,000 or US$135,280) receivable from Hengxing Trading Company. The loan was arranged in August 2002 by the subsidiary in China for business development purposes. This amount is unsecured, yields no interest, with no specific terms of repayment. This loan has been classified as a long-term loan as the timing of its repayment is not determinable at this time. Management expects this loan to be paid in full and accordingly; no allowance for doubtful accounts has been recorded.

Note 16. Commitments and Contingents

The Company provides a one-year product warranty for service on our product sales. The Company’s policy regarding product warranties is to estimate the liability associated with costs to repair or replace units received on product warranties. The Company’s past history of costs associated with warranty repairs or replacements have not been material. In the future as sales increase, the warranty liability will become material and the Company will record the proper liability.

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
(Expressed in US Dollars)

Note 16     .Commitments and Contingents (Cont’d)

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

Worldwide Water, LLC

Legal proceedings were initiated on January 18, 2006 by Worldwide Water, LLC (“WWL”) against a number of defendants, including the Company, in the Superior Court for the County of Los Angeles, State of California case no SC088178 for contractual fraud and patent infringement. The complaint alleges that an agreement between WWL and AirWater Corporation (“AirWater”) was contravened when AirWater contracted with Yuxin a wholly owned subsidiary of the Company, to manufacture atmospheric water generators (“AWGs”), on an original equipment manufacturer (OEM) basis, that allegedly infringe WWL’s patents. WWL’s suit seeks damages of $1,000,000 from the defendants, including the Company, in addition to accrued interest and costs. The Company did not enter an appearance in this action. On March 17, 2006 a default judgment was entered against the Company. The Company instructed counsel to have the default judgment vacated. The Company received the finalized judgment on April 11, 2008 and has recorded a $1,225,320 contingent liability to account for the $1,000,000 judgment plus prejudgment interest and other costs. The Company continues to deny culpability and has entered an appeal. The Company will continue its opposition to the judgment but cannot give any assurance that it will be successful and may be compelled to pay all or part of any judgment against it. Even if the Company is a successful in having the case reopened it will face the cost of litigation and may ultimately be unsuccessful.

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

HENDRX CORP.
Notes to the UnauditedConsolidated Financial Statements

Septem ber 30, 2008
(Expressed in US Dollars)

Note 16     .Commitments and Contingents (Cont’d)

H2O Liquidair of Florida, LLC

Legal proceedings were initiated, and the Company was served on December 28, 2006 by H2OLiquidair of Florida, LLC, (“H2O”) against a number of defendants, including Yuxin and the Company in the United States District Court for the Southern District of Florida, Miami Division, Case No. 06-cv-22591-Seitz, for breach of contract, defective products, and interfering by competing in its territory. The complaint alleged that several agreements entered between H2O and Yuxin during the years 2001 and 2002 to manufacture atmospheric water generators, on an original equipment manufacturer basis, that allegedly failed to perform when delivered in 2002. H2O’s suit sought monetary damages from the defendants, including the Company, in addition to accrued interest and costs. On March 10, 2008, the Company was granted a motion to dismiss this lawsuit.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three and nine month periods ended September 30, 2008.

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

Results of Operations

During the nine month period ended September 30, 2008 the Company was engaged in the research and development, manufacturing, and marketing of AWG, reverse osmosis, and other water related units from Fujian, China. Over the next twelve months the Company intends to take certain the steps toward accomplishing our long-term goals and objectives, including increasing sales and improving the quality of our products.

Revenue

Revenue for the three month period ended September 30, 2008 was $669,972 as compared to $400,533 for the three month period ended September 30, 2007, an increase of 67%. Revenue for the nine month period ended September 30, 2008 was $1,799,525 as compared to $1,424,504 for the nine month period ended September 30, 2007, an increase of 26%. Revenues can be attributed to orders from distributors of our AWG products as well as third party manufacturing contracts. We expect that gross revenues will continue to increase over the next twelve months with the addition of new distributors.

Cost of Goods Sold and Gross Profit/Loss

Cost of goods sold for the three month period ended September 30, 2008 was $674,762 as compared to $370,560 for the three month period ended September 30, 2007. Cost of goods sold has been 101% and 93% of revenue for the three month periods ended September 30, 2008 and 2007, respectively. Cost of goods sold for the nine month period ended September 30, 2008 was $1,969,998 as compared to $1,411,634 for the nine month period ended September 30, 2007. Cost of goods sold has been 109% and 99% of revenue for the nine month periods ended September 30, 2008 and 2007, respectively. Our high cost of goods sold can be attributed to inefficiencies in manufacturing, quality control and insufficient production volume. We continue to evaluate these inefficiencies and expect to reduce the cost of goods sold relative to revenue in the near term.

Gross losses for the three month period ended September 30, 2008 were $4,790 as compared to gross profit of $29,973 for the three month period ended September 30, 2007. Gross losses for the nine month period ended September 30, 2008 were $170,473 as compared to gross profit of $12,870 for the nine month period ended September 30, 2007. The transition to gross losses over the comparative periods are due to inefficiencies in our manufacturing process, ineffective quality control and the insufficient volume of our production. We expect that gross losses will decrease in future periods as we pursue efforts to remedy these shortcomings.

Expenses

Expenses for the three month period ended September 30, 2008 were $290,482 as compared to $324,709 for the three month period ended September 30, 2007, a decrease of 11%. Expenses for the nine month period ended September 30, 2008 were $998,923 as compared to $1,049,658 for the nine month period ended September 30, 2007, a decrease of 5%. Expenses consisted of selling expenses, general and administrative expenses, contract services, and salaries and wages. We expect that expenses will remain relatively consistent over the next twelve months.

     Depreciation expense for the nine months ended September 30, 2008 and 2007 was $55,077 and $57,337 respectively.

Loss from Operations

The loss from operations for the three month period ended September 30, 2008 was $295,272 as compared to $294,736 for the three month period ended September 30, 2007. The loss from operations for the nine month period ended September 30, 2008 was $1,169,396 as compared to $1,036,788 for the nine month period ended September 30, 2007, an increase of 13%. Our losses from operations continue to be primarily attributed to the high costs associated with our cost of goods sold. The Company expects to reduce losses from operations over the next twelve months by focusing efforts on sales in combination with reducing manufacturing inefficiencies and bolstering quality control.

Net Loss

Net loss for the three month period ended September 30, 2008 was $352,876 as compared to $348,595 for the three month period ended September 30, 2007, an increase of 1%. Net loss for the nine month period ended September 30, 2008 was $1,547,524 as compared to $1,212,960 for the nine month period ended September 30, 2007, an increase of 28%. The increase in net loss over the comparative nine month periods can be primarily attributed to an increase in interest expenses and $225,320 in litigation expenses. The Company expects to decrease net losses over the next twelve months.

Comprehensive Loss

Comprehensive loss for the three month period ended September 30, 2008 was $235,545 as compared to $264,668 for the three month period ended September 30, 2007. Comprehensive loss for the nine month period ended September 30, 2008 was $1,295,319 as compared to $1,167,115 for the nine month period ended September 30, 2007. Comprehensive losses are smaller than net losses in the current three and nine month periods due to gains realized from foreign currency translation adjustments.

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

Capital Expenditures

The Company made no significant capital expenditures on property or equipment for the nine month periods ended September 30, 2008 or 2007.

Liquidity and Capital Resources

The Company had a working capital deficit of $3,123,772 as of September 30, 2008 as compared to $2,317,143 as of December 31, 2007. On September 30, 2008 the Company had current assets of $3,377,760, which included cash of $45,176, accounts receivable of $404,240, and inventory of $2,476,866. Total assets were $18,488,668, which included property, plant and equipment of $5,228,332 and goodwill of $7,800,000. Current liabilities were $6,501,532, which consisted of accounts payable of $1,694,000, short term loans of $3,289,843, and amounts due related parties of $1,517,689. Total liabilities were $7,726,852.

Cash flow used in operating activities for the nine month period ended September 30, 2008 was $1,217,767 as compared to $967,456 for the nine month period ended September 30, 2007. The increase in cash flow used in operating activities over the comparative periods is primarily due to an increase of net losses and prepaid expenses. The Company anticipates that cash flow will continue to be used in operating activities throughout 2008 or until such time as management can fully implement its business plan.

Cash flow provided by investing activities for the nine month period ended September 30, 2008 was $63,404 as compared to cash flow used in investing activities $26,652 for the nine month period ended September 30, 2007. The Company expects to use cash flow in investing activities in future periods.

Cash flow provided by financing activities for the nine month period ended September 30, 2008 was $883,736 as compared to $954,922 for the nine month period ended September 30, 2007. Cash flow in the current period is provided primarily by short term loans and advances from related parties. The Company expects that cash flow will continue to be provided by financing activities in 2008 as management requires new debt or equity financing to move its business plan forward.

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

Off Balance Sheet Arrangements

As of September 30, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since our inception in 1998, our expenses have significantly exceeded our revenue, resulting in continuing losses. During the nine months ended September 30, 2008 we recorded a net loss of $1,547,524. We believe that we may continue to incur operating losses until such time as we realize the benefits of our new marketing strategy and sales campaign.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 40 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hendrx Corp.

/s/ George Solymar                              November 19, 2008

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